Form 10-Q
period 1995-06-30
PS PARTNERS V LTD
filed 1995-08-08
CIK 763541

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1995
                          -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ___________________  to  ___________________


Commission File Number 0-14476
                       -------


             PS PARTNERS V, LTD., a California Limited Partnership
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                        95-3979727
-----------------------------------------           ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


      600 North Brand Blvd.
      Glendale, California                                   91203-1241
-----------------------------------------           ---------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No  _____
                                -----

                                     INDEX



PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at June 30, 1995
       and December 31, 1994                                            2

     Condensed consolidated statements of income for the three and
       six months ended June 30, 1995 and 1994                          3

     Condensed consolidated statements of cash flows for the six
       months ended June 30, 1995 and 1994                              4

     Notes to condensed consolidated financial statements               5

     Management's discussion and analysis of financial condition
       and results of operations                                      6-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                          9


                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                             June 30,      December 31,
                                               1995            1994
                                           ------------    ------------
                                           (Unaudited)

ASSETS

Cash and cash equivalents                  $  2,466,000    $  1,794,000

Rent and other receivables                       66,000          73,000

Real estate facilities, at cost:
     Land                                    25,610,000      25,610,000
     Buildings and equipment                 78,346,000      78,024,000
                                           ------------    ------------
                                            103,956,000     103,634,000

     Less accumulated depreciation          (30,609,000)    (28,852,000)
                                           ------------    ------------
                                             73,347,000      74,782,000

Other assets                                    168,000         169,000
                                           ------------    ------------

                                           $ 76,047,000    $ 76,818,000
                                           ============    ============



LIABILITIES AND PARTNERS' EQUITY

Accounts payable                           $    491,000    $    662,000

Advance payments from renters                   451,000         462,000

Mortgage notes payable                        2,956,000       2,976,000

Minority interest in general
 partnerships                                30,402,000      30,256,000

Partners' equity:
     Limited partners' equity, $500 per
      unit, 148,000 units authorized,
      issued and outstanding                 41,233,000      41,942,000
     General partners' equity                   514,000         520,000
                                           ------------    ------------

     Total partners' equity                  41,747,000      42,462,000
                                           ------------    ------------

                                           $ 76,047,000    $ 76,818,000
                                           ============    ============

                            See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                            ------------------------    ------------------------
                                               1995          1994          1995          1994
                                            ----------    ----------    ----------    ----------
REVENUE:

Rental income                               $3,918,000    $3,834,000    $7,791,000    $7,526,000
Interest income                                 31,000         6,000        60,000         9,000
                                            ----------    ----------    ----------    ----------
                                             3,949,000     3,840,000     7,851,000     7,535,000
                                            ----------    ----------    ----------    ----------

COSTS AND EXPENSES:

Cost of operations                           1,234,000     1,211,000     2,469,000     2,429,000
Management fees                                226,000       221,000       450,000       435,000
Depreciation and amortization                  872,000       861,000     1,757,000     1,805,000
Interest expense                                73,000        73,000       146,000       147,000
Administrative                                  27,000        56,000        67,000        90,000
                                            ----------    ----------    ----------    ----------
                                             2,432,000     2,422,000     4,889,000     4,906,000
                                            ----------    ----------    ----------    ----------

Income before minority interest              1,517,000     1,418,000     2,962,000     2,629,000

Minority interest in income                    860,000       569,000     1,684,000     1,342,000
                                            ----------    ----------    ----------    ----------

NET INCOME                                  $  657,000    $  849,000    $1,278,000    $1,287,000
                                            ==========    ==========    ==========    ==========

Limited partners' share of net income
     ($7.21 per unit in 1995 and $7.28
     per unit in 1994)                                                  $1,067,000    $1,077,000
General partners' share of net income                                      211,000       210,000
                                                                        ----------    ----------
                                                                        $1,278,000    $1,287,000
                                                                        ==========    ==========

                            See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Six Months Ended
                                                    June 30,
                                           --------------------------
                                               1995           1994
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $ 1,278,000    $ 1,287,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      1,757,000      1,805,000
          Decrease in rent and other
           receivables                           7,000         10,000
          Decrease (increase) in other
           assets                                1,000         (5,000)
          Decrease in accounts payable        (171,000)      (257,000)
          Decrease in advance payments
           from renters                        (11,000)       (53,000)
          Minority interest in income        1,684,000      1,342,000
                                           -----------    -----------
               Total adjustments             3,267,000      2,842,000
                                           -----------    -----------
               Net cash provided by
                operating activities         4,545,000      4,129,000
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate facilities      (322,000)      (241,000)
                                           -----------    -----------
               Net cash used in
                investing activities          (322,000)      (241,000)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage
      notes payable                            (20,000)       (18,000)
     Distributions to holder of
      minority interest                     (1,538,000)    (1,515,000)
     Distributions to partners              (1,993,000)    (1,993,000)
                                           -----------    -----------
               Net cash used in
                financing activities        (3,551,000)    (3,526,000)
                                           -----------    -----------

Net increase in cash and cash
 equivalents                                   672,000        362,000

Cash and cash equivalents at the
 beginning of the period                     1,794,000        657,000
                                           -----------    -----------

Cash and cash equivalents at the end of
 the period                                $ 2,466,000    $ 1,019,000
                                           ===========    ===========

                            See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS V, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

   The Partnership's net income for the six months ended June 30, 1995 was $1,278,000 compared to $1,287,000 for the six months ended June 30, 1994, representing a decrease of $9,000. Net income for the three months ended June 30, 1995 was $657,000 compared to $849,000 for the three months ended June 30, 1994, representing a decrease of $192,000. These decreases were primarily due to increased minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI"), partially offset by increased operating results at the Partnership's facilities combined with an increase in interest income.

   Rental income was $7,791,000 compared to $7,526,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $265,000, or 4%. Rental income at the Partnership's mini-warehouse facilities increased from $5,832,000 in 1994 to $6,083,000 for the six months ended June 30, 1995, representing an increase of $251,000 or 4%. Rental income at the Partnership's business park facilities increased from $1,694,000 in 1994 to $1,708,000 for the six months ended June 30, 1995, representing an increase of $14,000 or 1%. The increase in rental income at the business park facilities is principally due to the buyout of a lease ($37,000) by a tenant which vacated its leased space prior to the termination of the lease at one of the facilities, partially offset by the resulting decrease in occupancy levels.

   Rental income was $3,918,000 compared to $3,834,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $84,000, or 2%. Rental income at the Partnership's mini-warehouse facilities increased from $2,965,000 to $3,088,000 for the three months ended June 30, 1994 and 1995, respectively, representing an increase of $123,000 or 4%. Rental income at the Partnership's business park facilities decreased from $869,000 to $830,000 for the three months ended June 30, 1994 and 1995, respectively, representing a decrease of $39,000 or 4%. This decrease is principally due to decreased occupancy levels resulting from the lease buyout prior to the termination of the lease at one of the facilities.

   The weighted average occupancy levels at the mini-warehouse and business park facilities were 92% and 94%, respectively, for the six months ended June 30, 1995 compared to 92% and 96%

                             PS PARTNERS V, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


respectively, for the six months ended June 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.62 and $1.37, respectively, for the six months ended June 30, 1995 and $.59 and $1.34, respectively, for the six months ended June 30, 1994.

   Cost of operations (including management fees) was $2,919,000 and $2,864,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $55,000, or 2%. This increase was primarily attributable to increases in payroll expense, management fees, and insurance expense, partially offset by a decrease in lease commissions. Cost of operations (including management fees) increased $28,000, or 2% to $1,460,000 from $1,432,000 for the three months ended June 30, 1995 and 1994, respectively. This increase was primarily attributable to increases in payroll expense and utilities expense.

   Interest expense decreased approximately $1,000 from $147,000 to $146,000 for the six months ended June 30, 1994 and 1995, respectively, as a result of overall debt reduction.

   Minority interest in income increased $342,000 to $1,684,000 from $1,342,000 for the six months ended June 30, 1995 and 1994, respectively. Minority interest in income increased $291,000 to $860,000 from $569,000 for the three months ended June 30, 1995 and 1994, respectively. These increases were primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI, combined with the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with SEI) to SEI of $257,000 for the six months ended June 30, 1994 (none in
1995).


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,545,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.


   During 1995, the Partnership anticipates approximately $1,019,000 of capital improvements (of which $265,000 represents SEI's joint venture share). Total capital improvements were $322,000 for the six months ended June 30, 1995 of which $245,000 represents the Partnership's share.

                             PS PARTNERS V, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Partnership paid distributions to the limited and general partners totaling $1,776,000 ($12.00 per unit) and $217,000, respectively, during the first six months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    August 8, 1995

                                        PS PARTNERS V, LTD.,
                                         a California Limited Partnership

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:          /s/ Ronald L. Havner, Jr.
                                        ----------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)