Form 10-Q
period 1995-09-30
PS PARTNERS V LTD
filed 1995-11-13
CIK 763541

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1995
                          ------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ____________________  to  _________________


     Commission File Number 0-14476
                            -------


             PS PARTNERS V, LTD., a California Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                     95-3979727
          ----------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


         600 North Brand Blvd.
         Glendale, California                            91203-1241
         ---------------------                           ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----          -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at September 30,
       1995 and December 31, 1994                                           2

     Condensed consolidated statements of income for the three and nine
       months ended September 30, 1995 and 1994                             3

     Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1995 and 1994                             4

     Notes to condensed consolidated financial statements                   5

     Management's discussion and analysis of financial condition
       and results of operations                                            6-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              9


                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                           September 30,    December 31,
                                                1995            1994
                                           -------------    ------------
                                            (Unaudited)
ASSETS


Cash and cash equivalents                   $  2,133,000    $  1,794,000

Rent and other receivables                        54,000          73,000

Real estate facilities, at cost:
     Land                                     25,610,000      25,610,000
     Buildings and equipment                  78,506,000      78,024,000
                                            ------------    ------------
                                             104,116,000     103,634,000

     Less accumulated depreciation           (31,541,000)    (28,852,000)
                                            ------------    ------------
                                              72,575,000      74,782,000

Other assets                                     170,000         169,000
                                            ------------    ------------

                                            $ 74,932,000    $ 76,818,000
                                            ============    ============


LIABILITIES AND PARTNERS' EQUITY


Accounts payable                            $    758,000    $    662,000

Advance payments from renters                    456,000         462,000

Mortgage notes payable                         2,946,000       2,976,000

Minority interest in general
 partnerships                                 30,385,000      30,256,000

Partners' equity:
     Limited partners' equity, $500 per
      unit, 148,000 units authorized,
      issued and outstanding                  39,888,000      41,942,000

     General partners' equity                    499,000         520,000
                                            ------------    ------------

     Total partners' equity                   40,387,000      42,462,000
                                            ------------    ------------

                                            $ 74,932,000    $ 76,818,000
                                            ============    ============

                            See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                            ------------------------    ---------------------------
                                               1995          1994          1995            1994
                                            ----------    ----------    -----------     -----------
REVENUE:

Rental income                               $3,995,000    $3,929,000    $11,786,000     $11,455,000
Interest income                                 39,000        14,000         99,000          23,000
                                            ----------    ----------    -----------     -----------
                                             4,034,000     3,943,000     11,885,000      11,478,000
                                            ----------    ----------    -----------     -----------

COSTS AND EXPENSES:

Cost of operations                           1,226,000     1,143,000      3,695,000       3,572,000
Management fees                                232,000       227,000        682,000         662,000
Depreciation and amortization                  932,000       859,000      2,689,000       2,664,000
Interest expense                                72,000        74,000        218,000         221,000
Administrative                                  46,000        48,000        113,000         138,000
                                            ----------    ----------    -----------     -----------
                                             2,508,000     2,351,000      7,397,000       7,257,000
                                            ----------    ----------    -----------     -----------

Income before minority interest              1,526,000     1,592,000      4,488,000       4,221,000

Minority interest in income                    889,000       682,000      2,573,000       2,024,000
                                            ----------    ----------    -----------     -----------

NET INCOME                                  $  637,000    $  910,000    $ 1,915,000     $ 2,197,000
                                            ==========    ==========    ===========     ===========

Limited partners' share of net income
     ($10.14 per unit in 1995 and $12.70
     per unit in 1994)                                                  $ 1,501,000     $ 1,879,000
General partners' share of net income                                       414,000         318,000
                                                                        -----------     -----------
                                                                        $ 1,915,000     $ 2,197,000
                                                                        ===========     ===========

                            See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Nine Months Ended
                                                 September 30,
                                           --------------------------
                                              1995           1994
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $ 1,915,000    $ 2,197,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      2,689,000      2,664,000
          Decrease in rent and other
           receivables                          19,000          8,000
          Increase in other assets              (1,000)        (5,000)
          Increase (decrease) in
           accounts payable                     96,000        (94,000)
          Decrease in advance payments
           from renters                         (6,000)       (74,000)
          Minority interest in income        2,573,000      2,024,000
                                           -----------    -----------
               Total adjustments             5,370,000      4,523,000
                                           -----------    -----------
               Net cash provided by
                operating activities         7,285,000      6,720,000
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate facilities      (482,000)      (496,000)
                                           -----------    -----------
               Net cash used in
                investing activities          (482,000)      (496,000)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage
      notes payable                            (30,000)       (28,000)
     Distributions to holder of
      minority interest                     (2,444,000)    (2,337,000)
     Distributions to partners              (3,990,000)    (2,990,000)
                                           -----------    -----------
               Net cash used in
                financing activities        (6,464,000)    (5,355,000)
                                           -----------    -----------

Net increase in cash and cash
 equivalents                                   339,000        869,000
Cash and cash equivalents at the
 beginning of the period                     1,794,000        657,000
                                           -----------    -----------
Cash and cash equivalents at the end of
 the period                                $ 2,133,000    $ 1,526,000
                                           ===========    ===========


                            See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months then ended.


3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS V, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

   The Partnership's net income for the nine months ended September 30, 1995 was $1,915,000 compared to $2,197,000 for the nine months ended September 30, 1994, representing a decrease of $282,000. Net income for the three months ended September 30, 1995 was $637,000 compared to $910,000 for the three months ended September 30, 1994, representing a decrease of $273,000. These decreases were primarily due to increased minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI"), partially offset by increased operating results at the Partnership's mini-warehouse facilities combined with an increase in interest income.

   Net property income for the nine months ended September 30, 1995 was $7,409,000 compared to $7,221,000 for the same period in 1994, representing an increase of $188,000, or 3%. Net property income for the three months ended September 30, 1995 was $2,537,000 compared to $2,559,000 for the same period in 1994, representing a decrease of $22,000.

   Rental income was $11,786,000 compared to $11,455,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $331,000, or 3%. Rental income was $3,995,000 compared to $3,929,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $66,000, or 2%.

   The increases in rental income for both the three and nine month periods were the result of increased average realized rental rates at the Partnership's mini-warehouse and business park facilities, combined with increased occupancy levels at the mini-warehouse facilities partially offset by a decrease in occupancy levels at the business park facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 93% and 94%, respectively, for the nine months ended September 30, 1995 compared to 92% and 96% respectively, for the nine months ended September 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.62 and $1.36, respectively, for the nine months ended September 30, 1995 and $.60 and $1.35, respectively, for the nine months ended September 30, 1994.

                              PS PARTNERS V, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Cost of operations (including management fees) was $4,377,000 and $4,234,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $143,000, or 3%. Cost of operations (including management fees) was $1,458,000 and $1,370,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $88,000, or 6%. These increases were primarily attributable to increases in payroll expense, property taxes, and insurance expense, partially offset by a decrease in lease commissions.

   Net property income at the Partnership's mini-warehouse facilities for the nine months ended September 30, 1995 increased $219,000 and $31,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. For the nine months, rental income at the mini-warehouse facilities increased $345,000, or 4%, from 8,901,000 in 1994 to $9,246,000 in 1995. For the three months, rental income at the mini-warehouse facilities increased $96,000, or 3%, from $3,068,000 in 1994 to $3,164,000 in 1995.

   Cost of operations (including management fees) at the mini-warehouse facilities was $3,281,000 and $3,155,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $126,000. Cost of operations (including management fees) at the mini-warehouse facilities was $1,097,000 and $1,032,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $65,000.

   Net property income at the Partnership's business park facilities for the nine months ended September 30, 1995 decreased $31,000 and $53,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. For the nine months, rental income at the business parks decreased $14,000, from $2,554,000 in 1994 to $2,540,000 in 1995. For the three months, rental income at the business parks decreased $30,000 from $861,000 in 1994 to $831,000 in 1995. These decreases in rental income are principally due to decreased occupancy levels at one of the facilities, following an early termination of a lease, partially offset by the related lease buyout of $37,000 and the renegotiation of an expired lease at a lower rate, which reflects current market

   Cost of operations (including management fees) at the business parks was $1,096,000 and $1,079,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $17,000. Cost of operations (including management fees) at the business parks was

                              PS PARTNERS V, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$361,000 and $338,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $23,000.

   Interest expense decreased approximately $3,000 from $221,000 to $218,000 for the nine months ended September 30, 1994 and 1995, respectively, as a result of overall debt reduction.

   Minority interest in income increased $549,000 to $2,573,000 from $2,024,000 for the nine months ended September 30, 1995 and 1994, respectively. This increase was primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI, combined with the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with SEI) to SEI of $460,000 for the nine months ended September 30, 1994 (none in 1995).


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($7,285,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $1,019,000 of capital improvements (of which $265,000 represents SEI's joint venture share). Total capital improvements were $482,000 for the nine months ended September 30, 1995 of which $348,000 represents the Partnership's share.

   The Partnership paid distributions to the limited and general partners totaling $3,555,000 ($24.02 per unit) and $435,000, respectively, during the first nine months of 1995, including a special distribution in the third quarter. The special distribution, totaling $891,000 ($6.02 per unit) to the limited partners and $109,000 to the general partners, was the result of distributions of excess cash reserves. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    November 10, 1995

                                        PS PARTNERS V, LTD.,
                                         a California Limited Partnership

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:          /s/ Ronald L. Havner Jr.
                                        ---------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)