Form 10-Q
period 1996-03-31
PS PARTNERS V LTD
filed 1996-05-15
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ---------------   -----------------

Commission File Number 0-14476
                       -------





              PS PARTNERS V, LTD., a California Limited Partnership
             (Exact name of registrant as specified in its charter)


           California                                        95-397972
- -------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

         701 Western Avenue
      Glendale, California                                         91201-2394
- ----------------------------------------               ------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --   ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1996
              and December 31, 1995                                      2

         Condensed consolidated statements of income for the three
              months ended March 31, 1996 and 1995                       3

         Condensed consolidated statements of cash flows for the three
              months ended March 31, 1996 and 1995                       4

         Notes to condensed consolidated financial statements            5

         Management's discussion and analysis of financial condition
              and results of operations                                  6-7

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                       8

                                               PS PARTNERS V, LTD.,
                                         a California Limited Partnership
                                       CONDENSED CONSOLIDATED BALANCE SHEET


                                                                              March 31,               December 31,
                                                                                1996                      1995
                                                                         --------------------      -------------------
                                                                             (Unaudited)
                                 ASSETS
                                 ------


Cash and cash equivalents                                                   $      2,472,000           $    2,059,000

Rent and other receivables                                                            59,000                   77,000

Real estate facilities, at cost:
     Land                                                                         25,610,000               25,610,000
     Buildings and equipment                                                      79,195,000               79,059,000
                                                                         --------------------      -------------------
                                                                                 104,805,000              104,669,000

     Less accumulated depreciation                                              (33,399,000)             (32,455,000)
                                                                         --------------------      -------------------
                                                                                  71,406,000               72,214,000

Other assets                                                                         178,000                  175,000
                                                                         --------------------      -------------------

                                                                              $   74,115,000             $ 74,525,000
                                                                         ====================      ===================


                    LIABILITIES AND PARTNERS' EQUITY
                    --------------------------------


Accounts payable                                                            $        716,000          $       832,000

Advance payments from renters                                                        444,000                  420,000


Mortgage notes payable                                                             2,924,000                2,935,000

Minority interest in general partnerships                                         30,643,000               30,459,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
          units authorized, issued and outstanding                                38,898,000               39,384,000
     General partners' equity                                                        490,000                  495,000
                                                                         --------------------      -------------------

     Total partners' equity                                                       39,388,000               39,879,000
                                                                         --------------------      -------------------

                                                                              $   74,115,000             $ 74,525,000
                                                                         ====================      ===================


                             See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                          --------------------------------------
                                               1996                   1995
                                          ----------------     -----------------

REVENUE:

Rental income                               $   3,835,000         $   3,873,000
Interest income                                    25,000                29,000
                                          ----------------     -----------------
                                                3,860,000             3,902,000
                                          ----------------     -----------------

COSTS AND EXPENSES:

Cost of operations                              1,273,000             1,235,000

Management fees                                   223,000               224,000

Depreciation and amortization                     944,000               885,000

Interest expense                                   71,000                73,000

Administrative                                     19,000                40,000
                                          ----------------     -----------------

                                                2,530,000             2,457,000
                                          ----------------     -----------------

Income before minority interest                 1,330,000             1,445,000


Minority interest in income                       824,000               824,000
                                          ----------------     -----------------


NET INCOME                                 $      506,000       $       621,000
                                          ================     =================

Limited partners' share of net income
     ($2.72 per unit in 1996 and $3.49
     per unit in 1995)                     $      402,000       $       516,000

General partners' share of net income             104,000               105,000
                                          ----------------     -----------------
                                           $      506,000       $       621,000
                                          ================     =================

                             See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                           ----------------------------------------
                                                                                  1996                 1995
                                                                           -------------------  -------------------


Cash flows from operating activities:

     Net income                                                                 $     506,000       $      621,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                               944,000              885,000

          Decrease in rent and other receivables                                       18,000               23,000

          Increase in other assets                                                    (3,000)                    -

          Decrease in accounts payable                                              (116,000)            (331,000)

          Increase (decrease) in advance payments from renters                        24,000              (16,000)

          Minority interest in income                                                 824,000              824,000
                                                                           -------------------  -------------------

               Total adjustments                                                    1,691,000            1,385,000
                                                                           -------------------  -------------------

               Net cash provided by operating activities                            2,197,000            2,006,000
                                                                           -------------------  -------------------

Cash flows from investing activities:

     Additions to real estate facilities                                            (136,000)            (156,000)
                                                                           -------------------  -------------------

               Net cash used in investing activities                                (136,000)            (156,000)
                                                                           -------------------  -------------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                                    (11,000)             (10,000)
     Distributions to holder of minority interest                                   (640,000)            (698,000)
     Distributions to partners                                                      (997,000)            (996,000)
                                                                           -------------------  -------------------

               Net cash used in financing activities                              (1,648,000)          (1,704,000)
                                                                           -------------------  -------------------

Net increase in cash and cash equivalents                                             413,000              146,000

Cash and cash equivalents at the beginning of the period                            2,059,000            1,794,000
                                                                           -------------------  -------------------

Cash and cash equivalents at the end of the period                               $  2,472,000        $   1,940,000
                                                                           ===================  ===================



                             See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------

Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $506,000 compared to $621,000 for the three months ended March 31, 1995, representing a decrease of $115,000 or 19%. This decrease was primarily due to decreased property operating results at the Partnership's facilities combined with increased depreciation expense, partially offset by a decrease in adminstrative expenses.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) decreased approximately $75,000 or 3% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, as rental income decreased by $38,000, and cost of operations (including managment fees) increased by $37,000 or 3%.

     Rental income for the Partnership's mini-warehouse operations was $3,106,000 compared to $2,995,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $111,000 or 4%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 compared to $.61 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 91% to 90% for the three months ended March 31, 1995 and 1996, respectively. Cost of operations (including management fees) increased $75,000 or 7% to $1,171,000 from $1,096,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $36,000 or 2% from $1,899,000 to $1,935,000 for the three months ended March 31, 1995 and 1996, respectively.


     Rental income for the Partnership's business park operations was $729,000 in 1996 compared to $878,000 in 1995, representing a decrease of $149,000 or 17%. The decrease in rental income is primarily attributable to a decrease in the occupancy level at the Culver City, California business park. During the fourth quarter of 1995, three major tenants vacated the facility following the termination of their leases. The Partnership is actively marketing the facility, and expects the occupancy level to improve during 1996. The weighted average occupancy level at the business park facilities was 90% in 1996 compared to 94% in 1995. The monthly average realized rent per square foot for the business park facilities was $1.25 in 1996 compared to $1.39 in 1995. Cost of operations (including management fees) decreased $38,000 or 10% to $325,000 from $363,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $111,000 or 22% from $515,000 to $404,000 for the three months ended March 31, 1995 and 1996, respectively.

     Minority interest in income remained stable at $824,000 for both of the three month periods ended March 31, 1996 and 1995.

     Administrative expenses decreased $21,000 from $40,000 in 1995 to $19,000 in 1996. This decrease is principally attributable to decreases in investor services expenses, accounting expenses, and filing fees.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($2,197,000 for the three months ended March 31, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $918,000 of capital improvements (of which $262,000 represents the minority interest's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $176,000 for such enhancements. Total capital improvements were $136,000 for the three months ended March 31, 1996 of which $144,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $888,000 ($6.00 per unit) and $109,000, respectively, during the first three months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                           DATED:  May 14, 1996

                                  PS PARTNERS V, LTD.,
                                  a California Limited Partnership

                           BY:    Public Storage, Inc.
                                  General Partner

                           BY:    /s/ Ronald L. Havner Jr.
                                  Ronald L. Havner, Jr.
                                  Senior Vice President and Chief Financial
                                  Officer of Public Storage, Inc.
                                  (principal financial officer)

                           BY:    /s/ John Reyes
                                  John Reyes
                                  Vice President and Controller
                                  of Public Storage, Inc.
                                  (principal accounting officer)