Form 10-Q
period 1996-06-30
PS PARTNERS V LTD
filed 1996-08-13
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              ----------   --------------


Commission File Number 0-14476
                       --------


              PS PARTNERS V, LTD., a California Limited Partnership
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                                       95-397972
- ------------------------------------                  --------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                      91201-2394
- ------------------------------------                  --------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   ---

                                      INDEX

PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at June 30, 1996
     and December 31, 1995                                                     2

Condensed consolidated statements of income for the three and six
     months ended June 30, 1996 and 1995                                       3

Condensed consolidated statements of cash flows for the six
     months ended June 30, 1996 and 1995                                       4

Notes to condensed consolidated financial statements                           5

Management's discussion and analysis of financial condition
     and results of operations                                               6-8

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                      9


                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                                           June 30,                     December 31,
                                                                             1996                          1995
                                                                       ------------------            ------------------
                                                                          (Unaudited)
                                     ASSETS


Cash and cash equivalents                                             $    2,530,000                $    2,059,000

Rent and other receivables                                                    85,000                        77,000


Real estate facilities, at cost:
     Land                                                                 25,610,000                    25,610,000
     Buildings and equipment                                              79,466,000                    79,059,000
                                                                   ------------------            ------------------
                                                                         105,076,000                   104,669,000

     Less accumulated depreciation                                      (34,351,000)                  (32,455,000)
                                                                   ------------------            ------------------
                                                                          70,725,000                    72,214,000

Other assets                                                                 208,000                       175,000
                                                                   ------------------            ------------------

                                                                        $ 73,548,000                  $ 74,525,000
                                                                   ==================            ==================



                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                     $       665,000               $       832,000

Advance payments from renters                                                424,000                       420,000


Mortgage notes payable                                                     2,912,000                     2,935,000

Minority interest in general partnerships                                 30,677,000                    30,459,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
          units authorized, issued and outstanding                        38,386,000                    39,384,000
     General partners' equity                                                484,000                       495,000
                                                                   ------------------            ------------------

     Total partners' equity                                               38,870,000                    39,879,000
                                                                   ------------------            ------------------

                                                                        $ 73,548,000                  $ 74,525,000
                                                                   ==================            ==================

                             See accompanying notes.
                                       2

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                      ---------------------------------  --------------------------------------
                                                           1996              1995              1996                1995
                                                      ----------------  ---------------  ------------------  ------------------

       REVENUE:

       Rental income                                      $ 3,944,000     $  3,918,000      $    7,779,000     $     7,791,000
       Interest income                                         29,000           31,000              54,000              60,000
                                                      ----------------  ---------------  ------------------  ------------------
                                                            3,973,000        3,949,000           7,833,000           7,851,000
                                                      ----------------  ---------------  ------------------  ------------------

       COSTS AND EXPENSES:

       Cost of operations                                   1,332,000        1,234,000           2,605,000           2,469,000
       Management fees                                        229,000          226,000             452,000             450,000
       Depreciation and amortization                          952,000          872,000           1,896,000           1,757,000
       Interest expense                                        72,000           73,000             143,000             146,000
       Administrative                                          41,000           27,000              60,000              67,000
                                                      ----------------  ---------------  ------------------  ------------------
                                                            2,626,000        2,432,000           5,156,000           4,889,000
                                                      ----------------  ---------------  ------------------  ------------------

       Income before minority interest                      1,347,000        1,517,000           2,677,000           2,962,000

       Minority interest in income                          (868,000)        (860,000)         (1,692,000)         (1,684,000)
                                                       ----------------  ---------------  ------------------  ------------------

       NET INCOME                                        $    479,000     $    657,000     $       985,000     $     1,278,000
                                                      ================  ===============  ==================  ==================

       Limited partners' share of net income
            ($5.25 per unit in 1996 and $7.21
            per unit in 1995)                                                              $       777,000     $     1,067,000

       General partners' share of net income                                                       208,000             211,000
                                                                                         ==================  ==================
                                                                                           $       985,000     $     1,278,000
                                                                                         ==================  ==================



                             See accompanying notes.
                                       3

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                           --------------------------------------------
                                                                                 1996                      1995
                                                                           ------------------        ------------------

Cash flows from operating activities:

     Net income                                                                $     985,000             $   1,278,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                            1,896,000                 1,757,000
          (Increase) decrease in rent and other receivables                          (8,000)                     7,000
          (Increase) decrease in other assets                                       (33,000)                     1,000
          Decrease in accounts payable                                             (167,000)                  (171,000)
          Increase (decrease) in advance payments from renters                         4,000                  (11,000)
          Minority interest in income                                              1,692,000                 1,684,000
                                                                           ------------------        ------------------

               Total adjustments                                                   3,384,000                 3,267,000
                                                                           ------------------        ------------------

               Net cash provided by operating activities                           4,369,000                 4,545,000
                                                                           ------------------        ------------------

Cash flows from investing activities:

     Additions to real estate facilities                                           (407,000)                 (322,000)
                                                                           ------------------        ------------------

               Net cash used in investing activities                               (407,000)                 (322,000)
                                                                           ------------------        ------------------

Cash flows from financing activities:

     Principal payments on mortgage notes payable                                   (23,000)                  (20,000)
     Distributions to holder of minority interest                                (1,474,000)               (1,538,000)
     Distributions to partners                                                   (1,994,000)               (1,993,000)
                                                                           ------------------        ------------------

               Net cash used in financing activities                             (3,491,000)               (3,551,000)
                                                                           ------------------        ------------------

Net increase in cash and cash equivalents                                            471,000                   672,000

Cash and cash equivalents at the beginning of the period                           2,059,000                 1,794,000
                                                                           ------------------        ------------------

Cash and cash equivalents at the end of the period                              $  2,530,000              $  2,466,000
                                                                           ==================        ==================

                             See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
- ----------------------

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

     The Partnership's net income was $479,000 and $657,000 for the three months ended June 30, 1996 and 1995, respectively, representing a decrease of $178,000, or 27%. This decrease was primarily due to decreased property operating results at the Partnership's facilities combined with increased depreciation expense.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1996 decreased $75,000 or 3%, as rental income increased $26,000 or .7%, and costs of operations (including management fees and excluding depreciation expense) increased $101,000 or 7%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $3,186,000 compared to $3,088,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $98,000, or 3%. This increase was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 compared to $.62 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 93% for the three months ended June 30, 1996 and 1995. Cost of operations (including management fees) for the mini-warehouses increased $57,000 or 5%, to $1,145,000 from $1,088,000 for the three months ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in payroll, office, repairs and maintenance, advertising and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $41,000 or 2%, from $2,000,000 to $2,041,000 for the three months ended June 30, 1995 and 1996, respectively.

     Rental  income for the  Partnership's  business park  operations  decreased
$72,000 or 9%, to $758,000 from $830,000 for the three months ended June 30, 1996 and 1995, respectively. This decrease was primarily attributable to a decrease in the occupancy level at the Culver City, California business park. During the first quarter of 1996, a major tenant vacated the facility following the termination of its lease. The Partnership is actively marketing the facility, and expects the occupancy level to improve during 1996. The weighted average occupancy levels at the business park facilities was 90% compared to 94% for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $1.27 compared to $1.36 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $44,000 or 12%, to $416,000 from $372,000 for the three months ended June 30, 1996 and 1995, respectively. The increase is due to costs associated with leasing space which was vacated in the fourth quarter of 1995 and marketing costs associated with the 1996 space vacated. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $116,000 or 25%, from $458,000 to $342,000 for the three months ended June 30, 1995 and 1996, respectively.

     Depreciation and amortization increased $80,000 from $872,000 for the three months ended June 30, 1995 to $952,000 for the same period in 1996. This increase is principally due to the depreciation of capital expenditures made during 1995 and 1996.

     Administrative expenses increased $14,000 from $27,000 for the three months ended June 30, 1995 to $41,000 for the same period in 1996. This increase is principally attributable to costs incurred having the Partnership's facilities appraised.

Six months ended June 30, 1996 compared to six months ended June 30, 1995:

     The Partnership's net income was $985,000 and $1,278,000 for the six months ended June 30, 1996 and 1995, respectively, representing a decrease of $293,000, or 23%. This decrease was primarily due to decreased property operating results at the Partnership's facilities combined with increased depreciation expense.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1996 decreased $150,000 or 3%, as rental income decreased $12,000 or .2%, and costs of operations (including management fees and excluding depreciation expense) increased $138,000 or 5% compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $6,292,000 compared to $6,083,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $209,000, or 3%. This increase is primarily attributable to increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities was 92% for the six months ended June 30, 1996 and 1995. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 compared to $.62 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $131,000 or 6%, to $2,316,000 from $2,185,000 for the six months ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in payroll, office, repairs and maintenance, advertising and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $78,000 or 2%, from $3,898,000 to $3,976,000 for the six months ended June 30,
1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $221,000 or 13%, to $1,487,000 from $1,708,000 for the six months ended June 30,
1996 and 1995, respectively. This decrease in rental income is primarily attributable to a decrease in the occupancy level at the Culver City, California business park noted above. The weighted average occupancy levels at the business park facilities was 90% compared to 94% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $1.26 compared to $1.37 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $7,000 or 1%, to $741,000 from $734,000 for the six months ended June 30, 1996 and 1995, respectively. The increase is due to costs associated with leasing space which was vacated in the fourth quarter of 1995 and marketing costs associated with the 1996 space vacated. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $228,000 or 23%, from $974,000 to $746,000 for the six months ended June 30, 1995 and 1996, respectively.

     Depreciation and amortization increased $139,000 from $1,757,000 for the six months ended June 30, 1995 to $1,896,000 for the same period in 1996. This increase is principally due to the depreciation of capital expenditures made during 1995 and 1996.

     Administrative expenses decreased $7,000 from $67,000 in 1995 to $60,000 in 1996. This decrease is principally attributable to decreases in investor services expenses, accounting expenses, and filing fees attributable to the timing of payments of certain expenses partially offset by costs incurred to have the Partnership's real estate facilities appraised.

Liquidity and Capital Resources
- -------------------------------


     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,369,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $918,000 of capital improvements (of which $262,000 represents the minority interest's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $176,000 for such enhancements. Total capital improvements were $407,000 for the six months ended June 31, 1996 of which $323,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,775,000 ($12.00 per unit) and $219,000, respectively, during the first six months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                             DATED: August 13, 1996

                                    PS PARTNERS V, LTD.,
                                    a California Limited Partnership

                              BY:   Public Storage, Inc.
                                    General Partner

                              BY:   /s/ Ronald L. Havner Jr.
                                    ---------------------------
                                    Ronald L. Havner, Jr.
                                    Senior Vice President and Chief Financial
                                      Officer of Public Storage, Inc.
                                      (principal financial officer)

                              BY:   /s/ John Reyes
                                    ---------------------------
                                    John Reyes
                                    Vice President and Controller
                                      of Public Storage, Inc.
                                      (principal accounting officer)