Form 10-Q
period 1996-09-30
PS PARTNERS V LTD
filed 1996-11-12
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996
                     ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              --------    ---------

Commission File Number 0-14476
                       --------


              PS PARTNERS V, LTD., a California Limited Partnership
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                        95-397972
-----------------------------------                      ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
-----------------------------------                      ----------------------
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 1996
     and December 31, 1995                                                2

Condensed consolidated statements of income for the three and nine
     months ended September 30, 1996 and 1995                             3

Condensed consolidated statements of cash flows for the nine
     months ended September 30, 1996 and 1995                             4

Notes to condensed consolidated financial statements                      5

Management's discussion and analysis of financial condition
     and results of operations                                          6-8

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                 9

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                                        September 30,            December 31,
                                                                             1996                   1995
                                                                      -------------------    --------------------
                                                                         (Unaudited)
                                     ASSETS


   Cash and cash equivalents                                             $       484,000          $    2,059,000

   Rent and other receivables                                                    128,000                  77,000

   Real estate facilities, at cost:
        Land                                                                  25,610,000              25,610,000
        Buildings and equipment                                               79,649,000              79,059,000
                                                                      -------------------    --------------------
                                                                             105,259,000             104,669,000

        Less accumulated depreciation                                        (35,306,000)            (32,455,000)
                                                                      -------------------    --------------------
                                                                              69,953,000              72,214,000

   Other assets                                                                  230,000                 175,000
                                                                      -------------------    --------------------
                                                                            $ 70,795,000            $ 74,525,000
                                                                      ===================    ====================


                        LIABILITIES AND PARTNERS' EQUITY


   Accounts payable                                                      $       948,000         $       832,000

   Advance payments from renters                                                 388,000                 420,000

   Mortgage notes payable                                                              -               2,935,000

   Minority interest in general partnerships                                  31,030,000              30,459,000

   Partners' equity:
        Limited partners' equity, $500 per unit, 148,000
             units authorized, issued and outstanding                         36,063,000              39,384,000
        General partners' equity                                               2,366,000                 495,000
                                                                      -------------------    --------------------

        Total partners' equity                                                38,429,000              39,879,000
                                                                      -------------------    --------------------

                                                                            $ 70,795,000            $ 74,525,000
                                                                      ===================    ====================


                             See accompanying notes.
                                       2

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                             Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                      ---------------------------------   --------------------------------------
                                                           1996              1995               1996                1995
                                                      ----------------  ---------------   -----------------   ------------------

        REVENUE:

        Rental income                                     $ 4,044,000      $ 3,995,000      $   11,823,000       $   11,786,000
        Interest income                                        35,000           39,000              89,000               99,000
                                                      ----------------  ---------------   -----------------   ------------------
                                                            4,079,000        4,034,000          11,912,000           11,885,000
                                                      ----------------  ---------------   -----------------   ------------------
        COSTS AND EXPENSES:

        Cost of operations                                  1,313,000        1,226,000           3,918,000            3,695,000
        Management fees                                       235,000          232,000             687,000              682,000
        Depreciation and amortization                         955,000          932,000           2,851,000            2,689,000
        Interest expense                                       71,000           72,000             214,000              218,000
        Administrative                                         55,000           46,000             115,000              113,000
                                                      ----------------  ---------------   -----------------   ------------------
                                                            2,629,000        2,508,000           7,785,000            7,397,000
                                                      ----------------  ---------------   -----------------   ------------------

        Income before minority interest                     1,450,000        1,526,000           4,127,000            4,488,000

        Minority interest in income                          (895,000)        (889,000)         (2,587,000)          (2,573,000)
                                                      ----------------  ---------------   -----------------   ------------------

        NET INCOME                                       $    555,000     $    637,000      $   1,540,000       $    1,915,000
                                                      ================  ===============   =================   ==================

        Limited partners' share of net income
             ($8.30 per unit in 1996 and $10.14
             per unit in 1995)                                                              $   1,229,000       $    1,501,000

        General partners' share of net income                                                     311,000              414,000
                                                                                          -----------------   ------------------
                                                                                            $   1,540,000       $    1,915,000
                                                                                          =================   ==================

                             See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                         ------------------------------------------
                                                                               1996                    1995
                                                                         ------------------     -------------------

   CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                           $   1,540,000          $    1,915,000

        Adjustments to reconcile net income to net cash provided by operating activities

             Depreciation and amortization                                       2,851,000               2,689,000
             (Increase) decrease in rent and other receivables                     (51,000)                 19,000
             Increase in other assets                                              (55,000)                 (1,000)
             Increase in accounts payable                                          116,000                  96,000
             Decrease in advance payments from renters                             (32,000)                 (6,000)
             Minority interest in income                                         2,587,000               2,573,000
                                                                         ------------------     -------------------

                  Total adjustments                                              5,416,000               5,370,000
                                                                         ------------------     -------------------

                  Net cash provided by operating activities                      6,956,000               7,285,000
                                                                         ------------------     -------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to real estate facilities                                       (590,000)               (482,000)
                                                                         ------------------     -------------------

                  Net cash used in investing activities                           (590,000)               (482,000)
                                                                         ------------------     -------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:

        Principal payments on mortgage notes payable                            (2,935,000)                (30,000)
        Distributions to holder of minority interest                            (2,016,000)             (2,444,000)
        Distributions to partners                                               (2,990,000)             (3,990,000)
                                                                         ------------------     -------------------

                  Net cash used in financing activities                         (7,941,000)             (6,464,000)
                                                                         ------------------     -------------------

   Net (decrease) increase in cash and cash equivalents                         (1,575,000)                339,000

   Cash and cash equivalents at the beginning of the period                      2,059,000               1,794,000
                                                                         ------------------     -------------------

   Cash and cash equivalents at the end of the period                        $     484,000           $   2,133,000
                                                                         ==================     ===================

                             See accompanying notes.
                                       4

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

 2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended.

 3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $555,000 and $637,000 for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of $82,000, or 13%. This decrease was primarily due to decreased property operating results at the Partnership's facilities combined with increased depreciation expense.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1996 decreased $41,000 or 2%, as rental income increased $49,000 or 1%, and costs of operations (including management fees and excluding depreciation expense) increased $90,000 or 6%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $3,269,000 compared to $3,164,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $105,000, or 3%. This increase was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.66 compared to $.63 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities were 93% compared to 94% for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $80,000 or 5%, to $1,177,000 from $1,097,000 for the three months ended September 30, 1996 and 1995, respectively. This increase is primarily due to increases in advertising, property tax, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $25,000, or 1%, from $2,067,000 to $2,092,000 for the three months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $56,000, or 7%, to $775,000 from $831,000 for the three months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to a decrease in the occupancy level at the Culver City, California business park. During the first quarter of 1996, a major tenant vacated the facility following the termination of its lease. The Partnership is actively marketing the facility, and has been able to re-lease a portion of the office space that was vacated by the major tenant. Rental rates on the re-leased space is approximately 25% less than was previously being earned. The weighted average occupancy levels at the business park facilities was 92% compared to 95% for the three months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $1.27 compared to $1.33 for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $10,000, or 3%, to $371,000 from $361,000 for the three months ended September 30, 1996 and 1995, respectively. This increase is primarily due to increases in property tax expense and lease commissions. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $66,000 or 14%, from $470,000 to $404,000 for the three months ended September 30, 1995 and 1996, respectively.

     Depreciation and amortization increased $23,000 from $932,000 for the three months ended September 30, 1995 to $955,000 for the same period in 1996. This increase is principally due to the depreciation of capital expenditures made during 1995 and 1996.

     Administrative expenses increased $9,000 from $46,000 for the three months ended September 30, 1995 to $55,000 for the same period in 1996. This increase is primarily attributable to an increase in accounting expense.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $1,540,000 and $1,915,000 for the nine months ended September 30, 1996 and 1995, respectively, representing a decrease of $375,000, or 20%. This decrease was primarily due to decreased property operating results at the Partnership's facilities combined with increased depreciation expense.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1996 decreased $191,000 or 3%, as rental income increased $37,000 or .3%, and costs of operations (including management fees and excluding depreciation expense) increased $228,000 or 5% compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $9,561,000 compared to $9,246,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $315,000, or 3%. This increase is primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 compared to $.62 for the nine months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 92% compared to 93% for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $212,000 or 6%, to $3,493,000 from $3,281,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase is primarily due to increases in repairs and maintenance, property tax, advertising, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $103,000 or 2%, from $5,965,000 to $6,068,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $278,000 or 11%, to $2,262,000 from $2,540,000 for the nine months ended
September 30, 1996 and 1995, respectively. This decrease in rental income is primarily attributable to a decrease in the occupancy level at the Culver City, California business park noted above. The weighted average occupancy levels at the business park facilities was 90% compared to 94% for the nine months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $1.26 compared to $1.36 for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $16,000 or 2%, to $1,112,000 from $1,096,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase is primarily attributable to increases in tenant improvement, repairs and maintenance, lease commissions, and payroll expenses, partially offset by decreases in management fees and utilities expense. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $294,000 or 20%, from $1,444,000 to $1,150,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Depreciation and amortization increased $162,000 from $2,689,000 for the nine months ended September 30, 1995 to $2,851,000 for the same period in 1996. This increase is principally due to the depreciation of capital expenditures made during 1995 and 1996.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,956,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     In September 1996, the Partnership repaid early it's mortgage note payable, utilizing cash reserves.

     During 1996, the Partnership anticipates approximately $918,000 of capital improvements (of which $262,000 represents the minority interest's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $176,000 for such enhancements. Total capital improvements were $590,000 for the nine months ended September 31, 1996 of which $455,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,664,000 ($18.00 per unit) and $326,000, respectively, during the first nine months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                     DATED:   November 12, 1996

                              PS PARTNERS V, LTD.,
                              a California Limited Partnership

                     BY:      Public Storage, Inc.
                              General Partner

                     BY:        /s/ Ronald L. Havner Jr.
                              ----------------------------------------
                              Ronald L. Havner, Jr.
                              Senior Vice President and Chief Financial
                                Officer of Public Storage, Inc.
                                (principal financial officer)

                     BY:        /s/ John Reyes
                              ----------------------------------------
                              John Reyes
                              Vice President and Controller
                                of Public Storage, Inc.
                                (principal accounting officer)