Form 10-K405
period 1996-12-31
PS PARTNERS V LTD
filed 1997-03-28
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                          -----------------

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from             to
                               ------------   -------------

Commission File Number 0-14476
                       -------

              PS PARTNERS V, LTD., a California Limited Partnership
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                         95-3979727
  (State or other jurisdiction of                          (I.R.S. Employer
------------------------------------             -------------------------------
  incorporation or organization)                        Identification Number)


        701 Western Avenue
       Glendale, California                                      91201-2394
------------------------------------             -------------------------------
    (Address of principal executive                                 (Zip Code)
               offices)

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

                                    Yes X    No
                                       ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K. [ X ]
-------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.
         --------
General
-------
     PS Partners V, Ltd. (the "Partnership") is a publicly held limited partnership under the California Revised Limited Partnership Act. Commencing in June 1985, 148,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in November 1985.

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust
("REIT") organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception. Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     Through 1996, the Partnership's commercial property was managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to American Office Park Properties, L.P. ("AOPPLP"), an operating partnership formed to own and operate business parks in which PSI has approximately an 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 10.4% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc. Ronald L. Havner, Jr., formerly Senior Vice-President and Chief Financial Officer of PSI, is the Chief Executive Officer of American Office Park Properties, Inc. See Item 13.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to AOPPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of February 19, 1997, PSI owned approximately 51.03% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. The Partnership purchased its last property in July, 1986. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated two business parks; one in San Diego, California and one in Culver City, California. These properties were transferred to AOPPLP in January 1997 in exchange for a 10.4% interest in AOPPLP.

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

     The Partnership will terminate on December 31, 2038 unless dissolved earlier. Under the terms of the general partnership agreement with PSI, as of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the

General Partners originally anticipated a liquidation of the Partnership in 1993-1996, since the completion of the Partnership's offering in 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

     The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the Partnership's property portfolio. In a letter appraisal report dated December 31, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership's 35 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of November 30, 1996, was $99,300,000 ($85,100,000 for the 33 mini-warehouses and $14,200,000 for the 2 business parks). (In January 1997, after the date of the appraisal, the Partnership transferred its business parks to AOPPLP in exchange for a 10.4% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 50% to 90%) in 33 of the 35 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $8,312,000 for the 33 mini-warehouses and $1,606,000 for the 2 business parks). In the case of the mini-warehouses, value estimates were then made using both a direct capitalization analysis ($86,600,000) and a discounted cash flow analysis ($85,000,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.0% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 12.5%. In the direct capitalization analysis, NDRC applied a 9.5% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($84,500,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

     The business parks were valued using a direct capitalization analysis by applying a 10.5% capitalization rate to the business parks' stabilized net operating income and then making adjustments for any necessary capital improvements and stabilization costs. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. No environmental investigations were conducted with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. Although there can be no assurance,  based on recently completed  environmental  investigations (see Item
2), the Partnership is not aware of any environmental contamination of its facilities material to its overall business or financial condition. In addition to assuming compliance with applicable environmental laws, the appraisal also assumed, among other things, compliance with applicable zoning and use regulations and the existence of required licenses.

     Limited Partners should recognize that appraisals are opinions as of the date specified, are subject to certain assumptions and the appraised value of the Partnership's properties may not represent their true worth or realizable value. There can be no assurance that, if these properties were sold, they would be sold at the appraised values; the sales price might be higher or lower than the appraised values.

     Based on NDRC's limited appraisal (as of December 31, 1996), the General Partners have estimated a liquidation value per Unit of $380. This liquidation value was calculated assuming (i) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (ii) costs of 5% of the sales price of the properties were incurred in the sale of the properties, (iii) the proceeds from the properties held jointly by the Partnership and PSI were allocated between them in accordance with the joint venture agreement and (iv) the Partnership's other net assets were liquidated at their book value at September 30, 1996.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 in 1996 compared to $.63 in 1995. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 92% in both 1996 and 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 13 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------
     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by either party.

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial properties to AOPPLP.

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

Employees
---------
     There are 111 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or AOPPLP.

ITEM 2.  PROPERTIES.
         -----------
     The following table sets forth information as of December 31, 1996 about properties owned by the Partnership. All but two of these properties were acquired jointly with PSI and were contributed to a general partnership comprised of the Partnership and PSI.


                                                      Net           Number
                                                    Rentable          of                 Date of            Ownership
Location                                          Square Feet      Spaces             Acquisition          Percentage
---------------------------                       -------------   ----------        ------------------    -------------
CALIFORNIA
Brea E.                                              82,100           772                02/28/86             60.0%
   Imperial Way
Costa Mesa                                           44,700           495                02/21/86             50.0
   Pomona Ave.
Culver City (1) (2)                                 145,800            69                03/28/86             90.0
   Fox Hills
San Diego (1) (2)                                    75,300            36                02/28/86            100.0
   Koll Mission
Sun Valley                                           47,500           482                01/08/86             50.0
   Sheldon St.
Westlake Village
   Agoura Rd.                                        36,000           303                05/09/86             60.0
COLORADO
Colorado Springs                                     45,100           433                07/15/86            100.0
   Hollow Tree Ct.
Colorado Springs                                     58,800           578                02/19/86             50.0
   N. Stinton Rd.



                                                      Net           Number
                                                    Rentable          of                 Date of            Ownership
Location                                          Square Feet      Spaces             Acquisition          Percentage
---------------------------                       -------------   ----------        ------------------    -------------
Denver                                               32,300           235                12/06/85             50.0%
   Leetsdale Ave.
FLORIDA
Jacksonville                                         31,800           348                03/12/86             60.0
   Wiley Rd.
ILLINOIS
Skokie                                               49,200           457                02/27/86             50.0
   McCormick Blvd.
MASSACHUSETTS
Brockton                                             49,800           441                12/03/85             50.0
   Main St.
MISSOURI
St. Louis                                            44,200           383                03/28/86             69.7
   Forder Rd.
NEVADA
Las Vegas                                            47,200           453                01/17/86             50.0
   S. Highland Dr.
Reno                                                 80,800           578                04/01/86             70.6
   Telegraph Rd.
NEW JERSEY
Bordentown                                           30,500           290                01/16/86             50.0
   Route 130
Eatontown                                            81,200           937                12/31/85             60.0
   Highway 35
Mapleshade                                           55,400           517                01/16/86             50.0
   Rudderow Ave.
NEW YORK
Amherst                                              32,000           316                12/31/85             50.0
   Niagra Falls Blvd.
OKLAHOMA
Oklahoma City                                        35,500           284                02/20/86             60.0
   N. Pennsylvania
Oklahoma City                                        32,900           280                02/28/86             60.3
   NW 39th Expressway
PENNSYLVANIA
Whitehall                                            54,300           541                12/03/85             50.0
   MacArthur Rd.
TEXAS
Dallas                                               53,200           457                10/04/85             66.4
   Alvin St.
Dallas                                               64,600           660                10/04/85             66.4
   S. Westmoreland
Ft. Worth                                            52,400           504                10/04/85             66.4
   Cockrell St.
Ft. Worth                                            58,600           588                10/04/85             66.4
   E. Seminary Dr.
Ft. Worth                                            54,400           529                10/04/85             66.4
   W. Beach St.
San Antonio                                          52,400           494                10/04/85             66.4
   Callaghan Rd.


                                                      Net           Number
                                                    Rentable          of                 Date of            Ownership
Location                                          Square Feet      Spaces             Acquisition          Percentage
---------------------------                       -------------   ----------        ------------------    -------------
San Antonio                                          53,400           510                10/04/85             66.4%
   Fredericksburg Rd.
San Antonio                                          54,000           528                10/04/85             66.4
   Hackberry St.
San Antonio                                          56,300           561                10/04/85             66.4
   Wetmore Rd.
San Antonio                                          48,700           530                10/04/85             66.4
   Zarzamora Rd.
UTAH
Kearns                                               48,400           489                12/18/85             50.0
   W. Sams Blvd.
WASHINGTON
Everett                                              83,300         1,020                11/07/85             50.0
   Evergreen Way
Seattle                                             132,300         1,469                11/07/85             50.0
   Empire Way South

----------------

(1)  Business Park Facility
(2) In January 1997, the Partnership contributed its business park facilities to AOPPLP in exchange for a 10.4% interest in AOPPLP. See Item 1.

     Weighted average occupancy levels for the mini-warehouse and business park facilities were 92% and 92%, respectively, in 1996 compared to 92% and 93%, respectively, in 1995. In 1996, the monthly realized rent per square foot for the mini-warehouse and business park facilities averaged $.65 and $1.26, respectively, compared to $.63 and $1.34, respectively, in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments (which commenced in 1994) on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $112,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------
     The Partnership has no common stock.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 3,459 record holders of Units.

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of "Cash from Sales or Refinancing." Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations or capital improvements or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                                                 For the Year Ended December 31,
                                               ---------------------------------------------------------------------
                                                1996           1995            1994            1993          1992
                                               ---------  -------------   --------------   -----------   -----------
                                                               (In thousands, except per Unit data)
Revenues                                     $ 15,938        $ 15,770       $ 15,349        $ 14,276        $ 14,007

Depreciation and amortization                   3,793           3,603          3,537           3,771           3,435

Interest expense                                  214             290            294             425             616

Net income                                      2,187           2,403          2,336           1,289           1,642

   Limited partners' share                      1,771           1,885          1,918             954           1,296

   General partners' share                        416             518            418             335             346

Limited partners' per unit data (a)

   Net income                                 $ 11.97         $ 12.74        $ 12.96          $ 6.45          $ 8.76

   Cash distributions (b)                     $ 24.00         $ 30.02        $ 24.00         $ 19.60         $ 20.02

As of December 31,

Cash and cash equivalents                       $ 453         $ 2,059        $ 1,794           $ 657         $ 1,813

Total assets                                 $ 70,356        $ 74,525       $ 76,818        $ 78,462        $ 82,855

Mortgage notes payable                            $ -         $ 2,935        $ 2,976         $ 3,014         $ 5,864


a) Limited Partners' per unit data is based on the weighted average number of units (148,000) outstanding during the period.
b) The General Partners distributed, concurrently with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership estimated to be $6.02 per Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income in 1996 was $2,187,000 compared to $2,403,000 in 1995, representing a decrease of $216,000, or 9%. The decrease was primarily a result of increases in depreciation expense and minority interest in income for those properties held in a joint venture with PSI, combined with decreases in property operations and interest income, partially offset by decreases in environmental costs and interest expense.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) decreased approximately $89,000 in 1996 compared to 1995, as rental income increased by $200,000 and cost of operations (including management fees) increased by $289,000, or 5%.

     Rental income for the Partnership's mini-warehouse operations was $12,780,000 in 1996 compared to $12,371,000 in 1995, representing an increase of $409,000, or 3%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 in 1996 compared to $.63 in 1995. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 92% in both 1996 and 1995. Cost of operations (including management fees) increased $292,000, or 7%, to $4,735,000 in 1996 from $4,443,000 in 1995. The increase in cost of operations was primarily attributable to increases in repairs and maintenance, advertising and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $117,000 to $8,045,000 in 1996 from $7,928,000 in 1995.

     Rental income for the Partnership's business park operations was $3,062,000 in 1996 compared to $3,271,000 in 1995, representing a decrease of $209,000 or 6%. The decrease in rental income is primarily attributable to a decrease in the rental rates and occupancy level at the Culver City, California business park. During the first quarter of 1996, a major tenant vacated the facility following the termination of its lease. The Partnership is actively marketing the facility, and has been able to re-lease a portion of the office space that was vacated by the major tenant. Rental rates on the re-leased space is less than was previously being earned. The monthly average realized rent per square foot for the business park facilities was $1.26 in 1996 compared to $1.34 in 1995. The weighted average occupancy levels at the business park facilities were 92% in 1996 compared to 93% in 1995. Cost of operations (including management fees) decreased $3,000 to $1,418,000 in 1996 from $1,421,000 in 1995. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $206,000, or 11%, to $1,644,000 in 1996 from $1,850,000 in 1995.

     Interest income decreased in 1996 over 1995 as a result of a decrease in average invested cash balances.

     Depreciation and amortization increased $190,000 to $3,793,000 in 1996 from $3,603,000 in 1995. This increase is principally attributable to depreciation of capital expenditures made during 1995 and 1996.

     Interest expense decreased approximately $76,000 to $214,000 in 1996 from $290,000 in 1995 as a result of the payoff of the Partnership's mortgage note payable in September 1996.

     Minority   interest  was  $3,457,000  and  $3,364,000  in  1996  and  1995,
respectively, representing an increase of $93,000, or 3%. The increase was primarily due to improved operations at the Partnership's mini-warehouse facilities held in joint venture with PSI.

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

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $112,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Minority   interest  was  $3,364,000  and  $3,309,000  in  1995  and  1994,
respectively, representing an increase of $55,000, or 2%. The increase was primarily due to improved operations at the Partnership's mini-warehouse facilities held in joint venture with PSI.

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations. The Partnership had cash and cash equivalents totaling $453,000 at December 31, 1996.

     Cash flow from operating activities ($9,213,000 for the year ended December 31, 1996) has been sufficient to meet all current obligations of the
Partnership.  Total  capital  improvements  were  $1,039,000,   $1,035,000,  and

$763,000 in 1996, 1995, and 1994, respectively. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. In addition to these budgeted improvements, the increase in 1996 capital improvements is primarily attributable to tenant improvements at the Partnership's business park facilities. The increase in 1995 versus 1994 is primarily attributable to $373,000 of capital improvements at the Culver City, California business park facility. The expenditures included tenant improvements to reconfigure space vacated by three major tenants during the fourth quarter of 1995, structural refurbishment, and roof repairs. During 1997, the Partnership anticipates approximately $1,004,000 of capital improvements (including PSI's joint venture share of $428,000).

     In September 1996, the Partnership repaid early its remaining mortgage note payable, utilizing cash reserves.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1996 and prior years were as follows:

                                    Total                        Per Unit
                            --------------------          ------------------
      1996                        $3,986,000                      $24.00
      1995                         4,986,000                       30.02
      1994                         3,987,000                       24.00
      1993                         3,256,000                       19.60
      1992                         3,326,000                       20.02
      1991                         4,224,000                       25.43
      1990                         3,378,000                       20.34
      1989                         4,983,000                       30.00
      1988                         4,983,000                       30.00
      1987                         4,671,000                       28.12
      1986                         4,153,000                       25.00
      1985                         1,192,000                        8.22

     The General Partners distributed, concurrent with distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership, and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $7.25 per Unit. The 1995 distribution includes a portion of the operating reserve of the Partnership estimated to be $6.02 per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

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

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business parks to AOPPLP in exchange for a 10.4% interest in AOPPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


      Name                                         Positions with PSI
----------------------------          -----------------------------------------
B. Wayne Hughes            Chairman of the Board and Chief Executive Officer
Harvey Lenkin              President and Director
John Reyes                 Senior Vice President and Chief Financial Officer
Hugh W. Horne              Senior Vice President
Obren B. Gerich            Senior Vice President
Marvin M. Lotz             Senior Vice President
David Goldberg             Senior Vice President and General Counsel
A. Timothy Scott           Senior Vice President and Tax Counsel
Sarah Hass                 Vice President and Secretary
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Uri P. Harkham             Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively, the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc. and Public Storage Properties XII, Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice president of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITS since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors, Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief

Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
     (a) At February 19, 1997, PSI beneficially owned more than 5% or more of the Units of the Partnership:

  Title                                              Amount of          Percent
   of                Name and Address of             Beneficial            of
  Class               Beneficial Owner               Ownership           Class
--------------    ------------------------------    ---------------     -------

Units of          Public Storage, Inc.
Limited           701 Western Avenue
Partnership       Glendale, CA 91201-2394  (1)      75,525 Units (1)     51.03%
Interest

----------
(1) These Units are held of record by SEI Arlington Acquisition Corporation, a wholly-owned subsidiary of PSI.

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

     The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

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

     During 1996, approximately $399,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1996, the Partnership paid fees of $767,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1996, the Partnership paid $153,000 to PSCPG pursuant to the Management Agreement. PSI has a 95% economic interest (represented by voting preferred stock) in PSCPG and the Hughes Family had a 5% economic interest (represented by voting common stock) in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 10.4% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------
        (a)  List of Documents filed as part of the Report.
             1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules.
             2.  Financial  Statement  Schedules:   See  Index  to  Consolidated
                 Financial  Statements  and Financial Statement Schedules.
             3.  Exhibits:  See Exhibit Index contained herein.

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995, between the Partnership and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.2 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

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


                                       PS PARTNERS V, LTD.,
                                       a California Limited Partnership
Dated:  March 26, 1997          By:    Public Storage, Inc., General Partner


                                By:    /s/ B Wayne Hughes
                                       -------------------------------------
                                       B. Wayne Hughes, Chairman of the Board

                                By:    /s/ B Wayne Hughes
                                       -------------------------------------
                                       B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

                Signature                                 Capacity                                    Date
--------------------------------------     ----------------------------------------------      -------------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1997
--------------------------------------     Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)



/s/ Harvey Lenkin                          President and Director                               March 26, 1997
--------------------------------------     of Public Storage, Inc.
Harvey Lenkin



/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1997
--------------------------------------     of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)




/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1997
--------------------------------------
Robert J. Abernethy



/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1997
---------------------------------------
Dann V. Angeloff



/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1997
---------------------------------------
William C. Baker


/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1997
---------------------------------------
Uri P. Harkham

                               PS PARTNERS V, LTD.
                        a California Limited Partnership

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                     Page
                                                                  References
                                                                  ----------


Report of Independent Auditors                                        F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1996
   and 1995                                                           F-2

For the years ended December 31, 1996, 1995 and 1994:
                                                                      F-3
   Consolidated Statements of Income

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

                         Report of Independent Auditors



The Partners
PS Partners V, Ltd.,
A California Limited Partnership



We have audited the consolidated balance sheets of PS Partners V, Ltd., a California Limited Partnership as of December 31, 1996 and 1995 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners V, Ltd., a California Limited Partnership, at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                          ERNST & YOUNG LLP

March 18, 1997
Los Angeles, California

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                         1996               1995
                                                                                   -------------------------------------

                                                        ASSETS


Cash and cash equivalents                                                                  $ 453,000       $ 2,059,000

Rent and other receivables                                                                   160,000            77,000

Real estate facilities, at cost:
          Land                                                                            25,610,000        25,610,000
          Buildings and equipment                                                         80,098,000        79,059,000
                                                                                   -------------------------------------
                                                                                         105,708,000       104,669,000

          Less accumulated depreciation                                                  (36,248,000)      (32,455,000)
                                                                                   -------------------------------------
                                                                                          69,460,000        72,214,000

Other assets                                                                                 283,000           175,000
                                                                                   -------------------------------------

                                                                                        $ 70,356,000      $ 74,525,000
                                                                                   =====================================


                                           LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                           $ 806,000         $ 832,000

Advance payments from renters                                                                413,000           420,000

Mortgage note payable                                                                              -         2,935,000

Minority interest in general partnerships                                                 31,057,000        30,459,000

Partners' equity:
          Limited partners' equity, $500 per unit, 148,000
                    units authorized, issued and outstanding                              37,603,000        39,384,000
          General partners' equity                                                           477,000           495,000
                                                                                   -------------------------------------

                    Total partners' equity                                                38,080,000        39,879,000
                                                                                   -------------------------------------

                                                                                        $ 70,356,000      $ 74,525,000
                                                                                   =====================================

                           See accompanying footnotes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF INCOME For
                the years ended December 31, 1996, 1995, and 1994



                                                                           1996              1995               1994
                                                                --------------------------------------------------------

REVENUE:
Rental income                                                        $ 15,842,000       $ 15,642,000      $ 15,308,000
Interest income                                                            96,000            128,000            41,000
                                                                --------------------------------------------------------
                                                                       15,938,000         15,770,000        15,349,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      5,233,000          4,959,000         4,832,000
Management fees                                                           920,000            905,000           885,000
Depreciation and amortization                                           3,793,000          3,603,000         3,537,000
Interest expense                                                          214,000            290,000           294,000
Administrative                                                            134,000            134,000           156,000
Environmental costs                                                             -            112,000                 -
                                                                --------------------------------------------------------
                                                                       10,294,000         10,003,000         9,704,000
                                                                --------------------------------------------------------

Income before minority interest                                         5,644,000          5,767,000         5,645,000

Minority interest in income                                            (3,457,000)        (3,364,000)       (3,309,000)
                                                                --------------------------------------------------------

NET INCOME                                                            $ 2,187,000        $ 2,403,000       $ 2,336,000
                                                                ========================================================

Limited partners' share of net income
          ($11.97, $12.74, and $12.96 per unit in
          1996, 1994, and 1994, respectively)                         $ 1,771,000        $ 1,885,000       $ 1,918,000
General partners' share of net income                                     416,000            518,000           418,000
                                                                ========================================================
                                                                      $ 2,187,000        $ 2,403,000       $ 2,336,000
                                                                ========================================================

                           See accompanying footnotes.


                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF PARTNERS'
          EQUITY For the years ended December 31, 1996, 1995, and 1994




                                                                       Limited            General
                                                                       Partners          Partners            Total
                                                                --------------------------------------------------------
Balances at December 31, 1993                                        $ 43,576,000          $ 537,000      $ 44,113,000

Net income                                                              1,918,000            418,000         2,336,000

Distributions                                                          (3,552,000)          (435,000)       (3,987,000)
                                                                --------------------------------------------------------

Balances at December 31, 1994                                          41,942,000            520,000        42,462,000

Net income                                                              1,885,000            518,000         2,403,000

Distributions                                                          (4,443,000)          (543,000)       (4,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1995                                          39,384,000            495,000        39,879,000

Net income                                                              1,771,000            416,000         2,187,000

Distributions                                                          (3,552,000)          (434,000)       (3,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1996                                        $ 37,603,000          $ 477,000      $ 38,080,000
                                                                ========================================================

                           See accompanying footnotes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994



                                                                           1996              1995               1994
                                                                  --------------------------------------------------------
Cash flows from operating activities:
          Net income                                                  $ 2,187,000        $ 2,403,000       $ 2,336,000

          Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and amortization                             3,793,000          3,603,000         3,537,000
             (Increase) decrease in rent and other receivables            (83,000)            (4,000)           16,000
              Increase in other assets                                   (108,000)            (6,000)           (9,000)
             (Decrease) increase in accounts payable                      (26,000)           170,000          (117,000)
              Decrease in advance payments from renters                    (7,000)           (42,000)          (70,000)
              Minority interest in income                               3,457,000          3,364,000         3,309,000
                                                                --------------------------------------------------------

                        Total adjustments                               7,026,000          7,085,000         6,666,000
                                                                --------------------------------------------------------

                        Net cash provided by operating activities       9,213,000          9,488,000         9,002,000

                                                                --------------------------------------------------------

Cash flows from investing activities:

              Additions to real estate facilities                      (1,039,000)        (1,035,000)         (763,000)
                                                                --------------------------------------------------------

                        Net cash used in investing  activities         (1,039,000)        (1,035,000)         (763,000)

                                                                --------------------------------------------------------

Cash flows from financing activities:

              Principal payments on mortgage note payable              (2,935,000)           (41,000)          (38,000)
              Distributions to holder of minority interest             (2,859,000)        (3,161,000)       (3,077,000)
              Distributions to partners                                (3,986,000)        (4,986,000)       (3,987,000)
                                                                --------------------------------------------------------

                    Net cash used in financing activities              (9,780,000)        (8,188,000)       (7,102,000)

                                                                --------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                   (1,606,000)           265,000         1,137,000

Cash and cash equivalents at the beginning of the year                  2,059,000          1,794,000           657,000
                                                                --------------------------------------------------------

Cash and cash equivalents at the end of the year                        $ 453,000        $ 2,059,000       $ 1,794,000
                                                                ========================================================


                           See accompanying footnotes.

                              PS PARTNERS V, Ltd.,
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------

         Description of Partnership
         --------------------------

               PS Partners V, Ltd., a California Limited Partnership (the "Partnership") was formed with the proceeds of an interstate public offering. PSI Associates II, Inc. ("PSA"), an affiliate of Public Storage Management, Inc., organized the Partnership along with B. Wayne Hughes ("Hughes"). In September 1993, Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a California corporation, acquired the interest of PSA relating to its general partner capital contribution in the Partnership and was substituted as a co-general partner in place of PSA.

               In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

               The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

               The Partnership has ownership interests in 33 properties, which exclude 2 properties transferred to American Office Park Properties, L.P. ("AOPPLP") in January 1997 (see Note 7). 32 of the properties are owned jointly through 22 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 50% to 70.6%.

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

1.       Summary of Significant Accounting Policies and Partnership Matters
         (continued)
         ------------------------------------------------------------------

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

         Real Estate Facilities
         ----------------------
               The Partnership depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Partnership adopted Statement 121 in 1996 and the adoption had no effect.

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

         Environmental Cost
         ------------------
               Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $112,000 for known environmental remediation requirements which the Partnership expensed in 1995. During 1996 and 1995, the Partnership paid $1,000 and $36,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

1.       Summary of Significant Accounting Policies and Partnership Matters
         (continued)
         ------------------------------------------------------------------

         Use of Estimates
         ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Distributions
         ------------------
               The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $24.00, $30.02 and $24.00 for 1996, 1995, and 1994, respectively.

         Cash and Cash Equivalents
         -------------------------
               For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2.       Mortgage Note Payable
         ---------------------
               Mortgage note payable at December 31, 1995 consisted of a single note which was secured by a business park facility with a net book value of $16,056,000 at December 31, 1995. The balance was paid off in September 1996.

               Interest paid during 1996, 1995, and 1994 was $214,000,  $290,000 and $294,000, respectively.

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

4.       Related Party Transactions
         --------------------------
               The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Partnership's commercial properties were operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a management agreement which provides for a fee equal to 5% of the facilities' monthly gross revenue (as defined).

               PSI has a 95% economic interest in PSCPG and the Hughes Family had a 5% economic interest in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG, now known as American Office Park Properties, Inc., issued additional voting common stock to two other unaffiliated investors. See Note 7.

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

               Taxable net income was $1,831,000,  $1,813,000 and $1,807,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

7.       Subsequent Event
         ----------------
               In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 10.4% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                               PS PARTNERS V, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                                             Costs
                                                              Initial Cost                 subsequent
                                                   ------------------------------------  to acquisition
 Date                                                                    Building &        Building &
Acquired      Description           Encumbrances          Land          Improvement       Improvements
------------------------------------------------------------------------------------------------------------

Mini-warehouses
10/85  San Antonio/ Wetmore Rd.               -        $ 306,000        $ 1,079,000        $ 372,000

10/85  San Antonio/ Callaghan                 -          288,000          1,016,000          317,000

10/85  San Antonio/ Zarzamora                 -          364,000          1,281,000          373,000

10/85  San Antonio/ Hackberry                 -          388,000          1,367,000          350,000

10/85  San Antonio/Fredericksburg             -          287,000          1,009,000          326,000

10/85  Dallas/ S. Westmoreland                -          474,000          1,670,000          142,000

10/85  Dallas/ Alvin St.                      -          359,000          1,266,000          118,000

10/85  Fort Worth/ W. Beach St.               -          356,000          1,252,000          113,000

10/85  Fort Worth/ E. Seminary                -          382,000          1,346,000          129,000

10/85  Fort Worth/ Cockrell St.               -          323,000          1,136,000          119,000

11/85  Everett/ Evergreen                     -          706,000          2,294,000          386,000

11/85  Seattle/ Empire Way                    -        1,652,000          5,348,000          531,000

                               PS PARTNERS V, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                          Gross Carrying Amount
                                                          At December 31, 1996
                                    ------------------------------------------------------------------
 Date                                                  Building &                        Accumulated
Acquired      Description                Land         Improvements          Total       Depreciation
------------------------------------------------------------------------------------------------------

Mini-warehouses
10/85  San Antonio/ Wetmore Rd.         $ 306,000      $ 1,451,000     $ 1,757,000         $ 610,000

10/85  San Antonio/ Callaghan             288,000        1,333,000       1,621,000           560,000

10/85  San Antonio/ Zarzamora             364,000        1,654,000       2,018,000           690,000

10/85  San Antonio/ Hackberry             388,000        1,717,000       2,105,000           722,000

10/85  San Antonio/ Fredericksburg        287,000        1,335,000       1,622,000           560,000

10/85  Dallas/ S. Westmoreland            474,000        1,812,000       2,286,000           814,000

10/85  Dallas/ Alvin St.                  359,000        1,384,000       1,743,000           618,000

10/85  Fort Worth/ W. Beach St.           356,000        1,365,000       1,721,000           615,000

10/85  Fort Worth/ E. Seminary            382,000        1,475,000       1,857,000           659,000

10/85  Fort Worth/ Cockrell St.           323,000        1,255,000       1,578,000           564,000

11/85  Everett/ Evergreen                 706,000        2,680,000       3,386,000         1,228,000

11/85  Seattle/ Empire Way              1,652,000        5,879,000       7,531,000         2,640,000


                               PS PARTNERS V, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                                             Costs
                                                              Initial Cost                 subsequent
                                                   ------------------------------------   to acquisition
 Date                                                                    Building &        Building &
Acquired      Description           Encumbrances          Land          Improvement       Improvements
----------------------------------------------------------------------------------------------------------

Mini-warehouses
12/85  Amherst/ Niagra Falls                  -        $ 132,000          $ 701,000        $ 198,000

12/85  West Sams Blvd.                        -          164,000          1,159,000         (321,000)

3/86   Jacksonville/ Wiley                    -          140,000            510,000          188,000

12/85  MacArthur Rd.                          -          204,000          1,628,000          128,000

2/86   Costa Mesa/ Pomona                     -        1,405,000          1,520,000          305,000

12/85  Brockton/ Main                         -          153,000          2,020,000         (269,000)

1/86   Mapleshade/ Rudderow                   -          362,000          1,811,000          210,000

1/86   Bordentown/ Groveville                 -          196,000            981,000          121,000

12/85  Eatontown/ Hwy 35                      -          308,000          4,067,000          363,000

2/86   Brea/ Imperial Hwy                     -        1,069,000          2,165,000          309,000

12/85  Denver/ Leetsdale                      -          603,000            847,000          177,000

2/86   Skokie/ McCormick                      -          638,000          1,912,000          204,000

1/86   Sun Valley/ Sheldon                    -          544,000          1,836,000          275,000

3/86   St. Louis/ Forder                      -          517,000          1,133,000          200,000

1/86   Las Vegas/ Highland                    -          432,000            848,000          200,000

5/86   Westlake Village                       -        1,205,000            995,000          191,000

                               PS PARTNERS V, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                            Gross Carrying Amount
                                                            At December 31, 1996
                                      ------------------------------------------------------------------
 Date                                                    Building &                        Accumulated
Acquired      Description                  Land         Improvements          Total       Depreciation
--------------------------------------------------------------------------------------------------------

Mini-warehouses
12/85  Amherst/ Niagra Falls              $ 132,000        $ 899,000     $ 1,031,000         $ 413,000

12/85  West Sams Blvd.                      164,000          838,000       1,002,000           381,000

3/86   Jacksonville/ Wiley                  140,000          698,000         838,000           299,000

12/85  MacArthur Rd.                        204,000        1,756,000       1,960,000           778,000

2/86   Costa Mesa/ Pomona                 1,405,000        1,825,000       3,230,000           794,000

12/85  Brockton/ Main                       153,000        1,751,000       1,904,000           793,000

1/86   Mapleshade/ Rudderow                 362,000        2,021,000       2,383,000           879,000

1/86   Bordentown/ Groveville               196,000        1,102,000       1,298,000           478,000

12/85  Eatontown/ Hwy 35                    308,000        4,430,000       4,738,000         1,952,000

2/86   Brea/ Imperial Hwy                 1,069,000        2,474,000       3,543,000         1,103,000

12/85  Denver/ Leetsdale                    603,000        1,024,000       1,627,000           455,000

2/86   Skokie/ McCormick                    638,000        2,116,000       2,754,000           905,000

1/86   Sun Valley/ Sheldon                  544,000        2,111,000       2,655,000           906,000

3/86   St. Louis/ Forder                    517,000        1,333,000       1,850,000           573,000

1/86   Las Vegas/ Highland                  432,000        1,048,000       1,480,000           449,000

5/86   Westlake Village                   1,205,000        1,186,000       2,391,000           498,000

                               PS PARTNERS V, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                                             Costs
                                                              Initial Cost                subsequent
                                                   ------------------------------------  to acquisition
 Date                                                                    Building &        Building &
Acquired      Description           Encumbrances          Land          Improvement       Improvements
----------------------------------------------------------------------------------------------------------

Mini-warehouses
2/86   Colorado Springs/ Sinton               -        $ 535,000        $ 1,115,000        $ 158,000

2/86   Oklahoma City/ Penn                    -          146,000            829,000          127,000

2/86   Oklahoma City/ 39th                    -          238,000            812,000          220,000
       Expressway

4/86   Reno/ Telegraph                        -          649,000          1,051,000          363,000

7/86   Colorado Springs/ Hollow               -          574,000            726,000          209,000
       Tree


Business
parks

2/86   San Diego/ Knoll Mission               -        1,967,000          6,783,000        2,359,000

3/86   Fox Hills/ Culver City                 -        7,544,000         11,656,000        3,738,000

                                  ------------------------------------------------------------------------
       TOTAL                                  -     $ 25,610,000       $ 67,169,000     $ 12,929,000
                                  ========================================================================

                               PS PARTNERS V, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                           Gross Carrying Amount
                                                           At December 31, 1996
                                     ------------------------------------------------------------------
 Date                                                   Building &                        Accumulated
Acquired      Description                 Land         Improvements          Total       Depreciation
-------------------------------------------------------------------------------------------------------

Mini-warehouses
2/86   Colorado Springs/ Sinton          $ 535,000      $ 1,273,000     $ 1,808,000         $ 540,000

2/86   Oklahoma City/ Penn                 146,000          956,000       1,102,000           408,000

2/86   Oklahoma City/ 39th                 238,000        1,032,000       1,270,000           419,000
       Expressway

4/86   Reno/ Telegraph                     649,000        1,414,000       2,063,000           612,000

7/86   Colorado Springs/ Hollow            574,000          935,000       1,509,000           382,000
       Tree


Business
parks

2/86   San Diego/ Knoll Mission          1,967,000        9,142,000      11,109,000         4,500,000

3/86   Fox Hills/ Culver City            7,544,000       15,394,000      22,938,000         7,451,000

                                  ---------------------------------------------------------------------
       TOTAL                          $ 25,610,000     $ 80,098,000   $ 105,708,000      $ 36,248,000
                                  =====================================================================

                                      F-12

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION


                                                                                   Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                            1996             1995              1994
                                                                      ----------------------------------------------------


Balance at beginning of the period                                      $ 104,669,000    $ 103,634,000     $ 102,871,000

Additions during the period:

  Improvements, etc.                                                        1,039,000        1,035,000           763,000

Deductions during the period:                                                       -                -                 -
                                                                      ----------------------------------------------------

Balance at the close of the period                                      $ 105,708,000    $ 104,669,000     $ 103,634,000
                                                                      ====================================================



                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                                                   Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                            1996             1995              1994
                                                                      ----------------------------------------------------


Balance at beginning of the period                                       $ 32,455,000     $ 28,852,000      $ 25,315,000

Additions during the period:

  Depreciation                                                              3,793,000        3,603,000         3,537,000

Deductions during the period:                                                       -                -                 -
                                                                      ----------------------------------------------------

Balance at the close of the period                                       $ 36,248,000     $ 32,455,000      $ 28,852,000
                                                                      ====================================================


(B) The aggregate cost for real estate for Federal income tax purpose is $104,993,000 at December 31, 1996.