Form 10-Q
period 1997-06-30
PS PARTNERS V LTD
filed 1997-08-13
CIK 763541

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              ---------   ---------

Commission File Number 0-14476
                       -------

              PS PARTNERS V, LTD., a California Limited Partnership
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                          95-397972
----------------------------------------       --------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)



           701 Western Avenue
          Glendale, California                                    91201-2394
----------------------------------------       --------------------------------
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


                                    Yes X  No
                                        --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

    Condensed consolidated balance sheets at June 30, 1997
         and December 31, 1996                                                 2

    Condensed consolidated statements of income for the three
         and six months ended June 30, 1997 and 1996                           3

    Condensed consolidated statements of cash flows for the
         six months ended June 30, 1997 and 1996                             4-5

    Notes to condensed consolidated financial statements                     6-7

    Management's discussion and analysis of financial condition
         and results of operations                                          8-11

PART II.  OTHER INFORMATION

    (Items 1 through 4 are not applicable)

    Item 5 - Other Information                                                12

    Item 6 - Exhibits and Reports on Form 8-K                                 12

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                                                   June 30,          December 31,
                                                                                     1997               1996
                                                                              --------------------------------------
                                                                                  (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                             $ 587,000           $ 453,000

Rent and other receivables                                                               91,000             160,000

Real estate facilities, at cost:
    Land                                                                             16,100,000          25,610,000
    Buildings and equipment                                                          55,836,000          80,098,000
                                                                              --------------------------------------
                                                                                     71,936,000         105,708,000

    Less accumulated depreciation                                                   (25,596,000)        (36,248,000)
                                                                              --------------------------------------
                                                                                     46,340,000          69,460,000

Investment in real estate entity                                                     22,559,000                   -

Other assets                                                                            148,000             283,000
                                                                              --------------------------------------

                                                                                   $ 69,725,000        $ 70,356,000
                                                                              ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                      $ 424,000           $ 806,000

Advance payments from renters                                                           431,000             413,000

Mortgage notes payable                                                                        -                   -

Minority interest in general partnerships                                            31,250,000          31,057,000

Partners' equity:
    Limited partners' equity, $500 per unit, 148,000
      units authorized, issued and outstanding                                       37,148,000          37,603,000
    General partners' equity                                                            472,000             477,000
                                                                              --------------------------------------

      Total partners' equity                                                         37,620,000          38,080,000
                                                                              --------------------------------------

                                                                                   $ 69,725,000       $ 70,356,000
                                                                              ======================================


                             See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                                  -----------------------------------------------------------------
                                                                       1997            1996             1997            1996
                                                                  -----------------------------------------------------------------

       REVENUE:

       Rental income                                                 $ 3,368,000     $ 3,944,000      $ 6,653,000      $ 7,779,000
       Equity in income of real estate entity                            253,000               -          432,000                -
       Interest income                                                     7,000          29,000           12,000           54,000
                                                                  -----------------------------------------------------------------
                                                                       3,628,000       3,973,000        7,097,000        7,833,000
                                                                  -----------------------------------------------------------------

       COSTS AND EXPENSES:

       Cost of operations                                                980,000       1,332,000        1,999,000        2,605,000
       Management fees                                                   202,000         229,000          399,000          452,000
       Depreciation and amortization                                     651,000         952,000        1,298,000        1,896,000
       Interest expense                                                        -          72,000                -          143,000
       Administrative                                                     42,000          41,000           63,000           60,000
                                                                  -----------------------------------------------------------------
                                                                       1,875,000       2,626,000        3,759,000        5,156,000
                                                                  -----------------------------------------------------------------

       Income before minority interest                                 1,753,000       1,347,000        3,338,000        2,677,000

       Minority interest in income                                      (922,000)       (868,000)      (1,804,000)      (1,692,000)
                                                                  -----------------------------------------------------------------

       NET INCOME                                                      $ 831,000       $ 479,000      $ 1,534,000        $ 985,000
                                                                  =================================================================

       Limited partners' share of net income
          ($8.93 per unit in 1997 and $5.25
          per unit in 1996)                                                                           $ 1,321,000        $ 777,000
       General partners' share of net income                                                              213,000          208,000
                                                                                                  ---------------------------------
                                                                                                      $ 1,534,000        $ 985,000
                                                                                                  =================================

                             See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                          ----------------------------------
                                                                                                1997             1996
                                                                                          ----------------------------------

           Cash flows from operating activities:
              Net income                                                                     $ 1,534,000         $ 985,000

              Adjustments to reconcile net income to net cash
                  provided by operating activities

                  Depreciation and amortization                                                1,298,000         1,896,000
                  Decrease (increase) in rent and other receivables                               69,000            (8,000)
                  Decrease (increase) in other assets                                            135,000           (33,000)
                  Decrease in accounts payable                                                  (382,000)         (167,000)
                  Increase in advance payments from renters                                       18,000             4,000
                  Equity in income of real estate entity                                        (432,000)                -
                  Minority interest in income                                                  1,804,000         1,692,000
                                                                                          ----------------------------------

                    Total adjustments                                                          2,510,000         3,384,000
                                                                                          ----------------------------------

                    Net cash provided by operating activities                                  4,044,000         4,369,000
                                                                                          ----------------------------------

           Cash flows from investing activities:

              Investment in real estate entity                                                   (33,000)                -
              Additions to real estate facilities                                               (272,000)         (407,000)
                                                                                          ----------------------------------

                    Net cash used in investing activities                                       (305,000)         (407,000)
                                                                                          ----------------------------------

           Cash flows from financing activities:

              Principal payments on mortgage notes payable                                             -           (23,000)
              Distributions to holder of minority interest                                    (1,611,000)       (1,474,000)
              Distributions to partners                                                       (1,994,000)       (1,994,000)
                                                                                          ----------------------------------

                    Net cash used in financing activities                                     (3,605,000)       (3,491,000)
                                                                                          ----------------------------------

           Net increase in cash and cash equivalents                                             134,000           471,000

           Cash and cash equivalents at the beginning of the period                              453,000         2,059,000
                                                                                          ----------------------------------

           Cash and cash equivalents at the end of the period                                  $ 587,000       $ 2,530,000
                                                                                          ==================================

                             See accompanying notes.
                                        4


                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    ---------------------------------
                                                                                          1997            1996
                                                                                    ---------------------------------


Supplemental schedule of noncash investing and financing activities:


         Investment in real estate entity                                             $ (22,094,000)             $ -

         Transfer of real estate facilities for interest in real estate entity           22,094,000                -


                             See accompanying notes.
                                        5

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



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

 2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months then ended.

 3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

          The number of limited partnership units received by the Partnership was based on the relative fair market value of the Partnership's commercial properties exchanged compared to the aggregate of all other real estate assets exchanged for limited partnership units in the

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



          underlying partnership. The Partnership's limited partnership units, pursuant to the terms and conditions of the governing documents, are convertible into shares of common stock of AOPP.

 4.       (Continued)
          The general partners believe that the concentration of PSI's, the Partnership's and affiliate entities' commercial properties into a single entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. PSI, the Partnership and the affiliates transferring real estate assets to the New REIT will participate in the growth through their ownership interests in the New REIT.

         The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and six months ended June 30, 1997, reflects the
         Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its properties exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the three months ended June 30, 1997 was $831,000 compared to $479,000 for the three months ended June 30, 1996, representing an increase of $352,000, or 73%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is due to an increase in the Partnership's mini-warehouse operations, combined with a decrease in interest expense, partially offset by an increase in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $3,368,000 compared to $3,186,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $182,000, or 6%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.67 compared to $.64 for the three months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 93% to 94% for the three months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $37,000, or 3%, to $1,182,000 from $1,145,000 for the three months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to an increase in property tax expense. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $145,000, or 7%, from $2,041,000 to $2,186,000 for the three months ended June 30, 1996 and 1997, respectively.

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

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended June 30, 1997 compared to the operation of the exchanged business park facilities for the three months ended June 30, 1996:



                                                    Three Months Ended June 30,
                                                   ----------------------------
                                                       1997           1996
                                                   -----------     ------------
   Equity in earnings of real estate entity        $  253,000       $   -
   Rental income                                         -           758,000
   Cost of operations                                    -           416,000
                                                   -----------     ------------
   Net operating income                               253,000        342,000
   Depreciation                                          -           309,000
                                                   -----------     ------------
                                                    $  253,000      $ 33,000
                                                   ===========     ============



     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $8,000 from $643,000 to $651,000 for the three months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income increased $54,000, or 6%, to $922,000 from $868,000 for the three months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

     Interest expense in 1996 represents interest on the Partnership's mortgage note payable that was paid off in September 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $1,534,000 compared to $985,000 for the six months ended June 30, 1996, representing an increase of $549,000, or 56%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is due to an increase in the Partnership's mini-warehouse operations, combined with a decrease in interest expense, partially offset by an increase in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $6,653,000 compared to $6,292,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $361,000, or 6%. The increase in

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.68 compared to $.64 for the six months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 92% for the six months ended June 30, 1996 and 1997. Cost of operations (including management fees) increased $82,000, or 4%, to $2,398,000 from $2,316,000 for the six months ended June 30,
1997 and 1996, respectively. This increase was primarily attributable to increases in property tax, advertising, and management fee expenses, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $279,000, or 7%, from $3,976,000 to $4,255,000 for the six months ended June 30, 1996 and 1997, respectively.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the six months ended June 30, 1997 compared to the operation of the exchanged business park facilities for the six months ended June 30, 1996:



                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                         1997             1996
                                                     -----------      ----------
     Equity in earnings of real estate entity        $  432,000      $     -
     Rental income                                        -           1,487,000
     Cost of operations                                   -             741,000
                                                     -----------      ----------
     Net operating income                               432,000         746,000
     Depreciation                                         -             629,000
                                                     -----------      ----------
                                                     $  432,000       $ 117,000
                                                     -----------      ----------

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $31,000 from $1,267,000 to $1,298,000 for the six months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income was $1,804,000 in 1997 compared to $1,692,000 in 1996, representing an increase of $112,000, or 7%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

     Interest expense in 1996 represents interest on the Partnership's mortgage note payable that was paid off in September 1996.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,044,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,004,000 of capital improvements (of which $428,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were $272,000 for the six months ended June 30, 1997 of which $187,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,776,000 ($12.00 per unit) and $218,000, respectively, during the first six months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information

     In August 1997, PSI completed a cash tender offer, which had commenced in June 1997, pursuant to which PSI acquired a total of 13,847 additional limited partnership units at $355 per Unit.

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


                      DATED:   August 13, 1997
                               PS PARTNERS V, LTD.,
                               a California Limited Partnership

                      BY:      Public Storage, Inc.
                               General Partner

                      BY:      /s/ John Reyes
                               -----------------------------------------
                               Senior Vice President and Chief Financial
                                 Officer of Public Storage, Inc.
                                 (principal financial and accounting
                                 officer)