Form 10-Q
period 1997-09-30
PS PARTNERS V LTD
filed 1997-11-13
CIK 763541

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                               ------  -------


Commission File Number 0-14476
                       -------

              PS PARTNERS V, LTD., a Caliornia Limited Partnership
             (Exact name of registrant as specified in its charter)
             -------------------------------------------------------


    California                                            95-397972
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


   701 Western Avenue
   Glendale, California                                          91201-2394
----------------------------------------                ------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at September 30, 1997
               and December 31, 1996                                       2

         Condensed consolidated statements of income for the three
              and nine months ended September 30, 1997 and 1996            3

         Condensed consolidated statements of cash flows for the
              nine months ended September 30, 1997 and 1996              4-5

         Notes to condensed consolidated financial statements            6-7

         Management's discussion and analysis of financial condition
              and results of operations                                  8-11

PART II.  OTHER INFORMATION

         Items 5 Other Information                                        12

         Item 6 - Exhibits and Reports on Form 8-K                        12

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                                                 September 30,       December 31,
                                                                                     1997               1996
                                                                              --------------------------------------
                                                                                  (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                             $ 880,000           $ 453,000

Rent and other receivables                                                               97,000             160,000

Real estate facilities, at cost:
    Land                                                                             16,100,000          25,610,000
    Buildings and equipment                                                          56,057,000          80,098,000
                                                                              --------------------------------------
                                                                                     72,157,000         105,708,000

    Less accumulated depreciation                                                   (26,251,000)        (36,248,000)
                                                                              --------------------------------------
                                                                                     45,906,000          69,460,000

Investment in real estate entity                                                     22,781,000                   -

Other assets                                                                            136,000             283,000
                                                                              --------------------------------------

                                                                                   $ 69,800,000        $ 70,356,000
                                                                              ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                      $ 619,000           $ 806,000

Advance payments from renters                                                           409,000             413,000

Mortgage notes payable                                                                        -                   -

Minority interest in general partnerships                                            31,303,000          31,057,000

Partners' equity:
    Limited partners' equity, $500 per unit, 148,000
      units authorized, issued and outstanding                                       36,998,000          37,603,000
    General partners' equity                                                            471,000             477,000
                                                                              --------------------------------------

      Total partners' equity                                                         37,469,000          38,080,000
                                                                              --------------------------------------

                                                                                   $ 69,800,000       $ 70,356,000
                                                                              ======================================

                             See accompanying notes.
                                       2

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                           -----------------------------------------------------------------
                                                                1997            1996             1997            1996
                                                           -----------------------------------------------------------------

REVENUE:
Rental income                                                 $ 3,504,000     $ 4,044,000     $ 10,157,000     $ 11,823,000
Equity in income of real estate entity                            222,000               -          654,000                -
Interest income                                                    11,000          35,000           23,000           89,000
                                                           -----------------------------------------------------------------
                                                                3,737,000       4,079,000       10,834,000       11,912,000
                                                           -----------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                              1,019,000       1,313,000        3,018,000        3,918,000
Management fees                                                   210,000         235,000          609,000          687,000
Depreciation and amortization                                     655,000         955,000        1,953,000        2,851,000
Interest expense                                                        -          71,000                -          214,000
Administrative                                                     51,000          55,000          114,000          115,000
                                                           -----------------------------------------------------------------
                                                                1,935,000       2,629,000        5,694,000        7,785,000
                                                           -----------------------------------------------------------------

Income before minority interest                                 1,802,000       1,450,000        5,140,000        4,127,000

Minority interest in income                                      (956,000)       (895,000)      (2,760,000)      (2,587,000)
                                                           -----------------------------------------------------------------

NET INCOME                                                      $ 846,000       $ 555,000      $ 2,380,000      $ 1,540,000
                                                           =================================================================

Limited partners' share of net income
   ($13.92 per unit in 1997 and $8.30
   per unit in 1996)                                                                           $ 2,060,000      $ 1,229,000
General partners' share of net income                                                              320,000          311,000
                                                                                           =================================
                                                                                               $ 2,380,000      $ 1,540,000
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

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                               ----------------------------------
                                                                                     1997             1996
                                                                               ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 2,380,000       $ 1,540,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                                1,953,000         2,851,000
       Decrease (increase) in rent and other receivables                               63,000           (51,000)
       Decrease (increase) in other assets                                            147,000           (55,000)
       (Decrease) increase in accounts payable                                       (187,000)          116,000
       Decrease in advance payments from renters                                       (4,000)          (32,000)
       Equity in income of real estate entity                                        (654,000)                -
       Minority interest in income                                                  2,760,000         2,587,000
                                                                               ----------------------------------

         Total adjustments                                                          4,078,000         5,416,000
                                                                               ----------------------------------

         Net cash provided by operating activities                                  6,458,000         6,956,000
                                                                               ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in real estate entity                                                   (33,000)                -
   Additions to real estate facilities                                               (493,000)         (590,000)
                                                                               ----------------------------------

         Net cash used in investing activities                                       (526,000)         (590,000)
                                                                               ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on mortgage notes payable                                             -        (2,935,000)
   Distributions to holder of minority interest                                    (2,514,000)       (2,016,000)
   Distributions to partners                                                       (2,991,000)       (2,990,000)
                                                                               ----------------------------------

         Net cash used in financing activities                                     (5,505,000)       (7,941,000)
                                                                               ----------------------------------

Net increase (decrease) in cash and cash equivalents                                  427,000        (1,575,000)

Cash and cash equivalents at the beginning of the period                              453,000         2,059,000
                                                                               ----------------------------------

Cash and cash equivalents at the end of the period                                  $ 880,000         $ 484,000
                                                                               ==================================

                             See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  -----------------------------------
                                                                                        1997             1996
                                                                                  -----------------------------------


Supplemental schedule of noncash investing and financing activities:
     Investment in real estate entity                                               $ (22,094,000)             $ -

     Transfer of real estate facilities for interest in real estate entity             22,094,000                -


                             See accompanying notes.
                                       5

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

          The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and nine months ended September 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its properties exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the three months ended September 30, 1997 was $846,000 compared to $555,000 for the three months ended September 30, 1996, representing an increase of $291,000, or 52%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is due to an increase in the Partnership's mini-warehouse operations, combined with a decrease in interest expense, partially offset by an increase in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $3,504,000 compared to $3,269,000 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of $235,000, or 7%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.70 compared to $.66 for the three months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 93% to 94% for the three months ended September 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $52,000, or 4%, to $1,229,000 from $1,177,000 for the three months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in advertising and property tax expenses, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $183,000, or 9%, from $2,092,000 to $2,275,000 for the three months ended September 30, 1996 and 1997, respectively.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended
September 30, 1997 compared to the operation of the exchanged business park facilities for the three months ended September 30, 1996:



                                                Three Months Ended September 30,
                                                -------------------------------
                                                      1997            1996
                                                -------------------------------
   Equity in earnings of real estate entity       $  222,000     $        -
   Rental income                                           -         775,000
   Cost of operations                                      -         371,000
                                                -------------------------------
   Net operating income                              222,000         404,000
   Depreciation                                            -         316,000
                                                -------------------------------
                                                  $  222,000       $  88,000
                                                ===============================

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $16,000 from $639,000 to $655,000 for the three months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.


     Minority interest in income increased $61,000, or 7%, to $956,000 from $895,000 for the three months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.


     Interest expense in 1996 represents interest on the Partnership's mortgage note payable that was paid off in September 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $2,380,000 compared to $1,540,000 for the nine months ended September 30, 1996, representing an increase of $840,000, or 55%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is due to an increase in the Partnership's mini-warehouse operations, combined with a decrease in interest expense, partially offset by an increase in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $10,157,000 compared to $9,561,000 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of $596,000, or 6%. The increase in rental income was primarily attributable to increased rental rates and occupancy rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.68 compared to $.65 for the nine months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased to 93% from 92% for the nine months ended September 30, 1997 and 1996, respectively. Cost of operations (including management fees) increased $134,000, or 4%, to $3,627,000 from $3,493,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in property tax, advertising, and management fee expenses, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $462,000, or 8%, from $6,068,000 to $6,530,000 for the nine months ended September 30, 1996 and 1997, respectively.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the nine months ended September 30, 1997 compared to the operation of the exchanged business park facilities for the nine months ended September 30, 1996:


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1997             1996
                                                 -------------------------------
  Equity in earnings of real estate entity         $  654,000      $         -
  Rental income                                             -        2,262,000
  Cost of operations                                        -        1,112,000
                                                 -------------------------------
  Net operating income                                654,000        1,150,000
  Depreciation                                              -          945,000
                                                 -------------------------------
                                                   $  654,000        $ 205,000
                                                 ===============================


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $47,000 from $1,906,000 to $1,953,000 for the nine months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income was $2,760,000 in 1997 compared to $2,587,000 in 1996, representing an increase of $173,000, or 7%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

     Interest expense in 1996 represents interest on the Partnership's mortgage note payable that was paid off in September 1996.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,458,000 for the nine months ended September 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,004,000 of capital improvements (of which $428,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were
$493,000 for the nine months ended September 30, 1997 of which $320,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,664,000 ($18.00 per unit) and $327,000, respectively, during the first nine months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information
         ------------------

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


                               DATED: November 13, 1997
                                      PS PARTNERS V, LTD.,
                                      a California Limited Partnership
                               BY:    Public Storage, Inc.
                                      General Partner

                               BY:    /s/ John Reyes
                                      -----------------------------
                                      Senior Vice President and Chief Financial
                                       Officer of Public Storage, Inc.
                                       (principal financial and accounting
                                        officer)