Form 10-Q
period 1998-03-31
PS PARTNERS V LTD
filed 1998-05-15
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                              -----------------  -----------------

Commission File Number 0-14476
                       -------


              PS PARTNERS V, LTD., a California Limited Partnership
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           California                                       95-397972
-----------------------------------------          --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

       701 Western Avenue
      Glendale, California                                 91201-2394
-----------------------------------------          --------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at March 31, 1998
          and December 31, 1997                                             2

     Condensed consolidated statements of income for the three
          months ended March 31, 1998 and 1997                              3

     Condensed consolidated statements of cash flows for the three
          months ended March 31, 1998 and 1997                              4-5

     Notes to condensed consolidated financial statements                   6

     Management's discussion and analysis of financial condition
          and results of operations                                         7-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              9

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                                     March 31,         December 31,
                                                                                       1998               1997
                                                                              --------------------------------------
                                                                                    (Unaudited)

                                   ASSETS


Cash and cash equivalents                                                           $ 1,645,000         $ 1,238,000

Rent and other receivables                                                               72,000              82,000

Real estate facilities, at cost:
    Land                                                                             16,099,000          16,099,000
    Buildings and equipment                                                          56,517,000          56,486,000
                                                                              --------------------------------------
                                                                                     72,616,000          72,585,000

    Less accumulated depreciation                                                   (27,586,000)        (26,916,000)
                                                                              --------------------------------------
                                                                                     45,030,000          45,669,000

Investment in real estate entity                                                     22,574,000          22,612,000

Other assets                                                                            145,000             137,000
                                                                              --------------------------------------

                                                                                   $ 69,466,000        $ 69,738,000
                                                                              ======================================


                      LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                      $ 550,000           $ 786,000

Advance payments from renters                                                           456,000             406,000

Minority interest in general partnerships                                            31,422,000          31,335,000

Partners' equity:
    Limited partners' equity, $500 per unit, 148,000
      units authorized, issued and outstanding                                       36,571,000          36,743,000
    General partners' equity                                                            467,000             468,000
                                                                              --------------------------------------

         Total partners' equity                                                      37,038,000         37,211,000
                                                                              --------------------------------------

                                                                                   $ 69,466,000       $ 69,738,000
                                                                              ======================================

                            See accompanying notes.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                             ------------------------------------
                                                                                      1998              1997
                                                                             ------------------------------------

REVENUE:

Rental income                                                                      $ 3,432,000        $ 3,285,000
Equity in income of real estate entity                                                 252,000            179,000
Interest income                                                                         16,000              5,000
                                                                             ------------------------------------
                                                                                     3,700,000          3,469,000
                                                                             ------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                                   1,070,000          1,019,000
Management fees                                                                        206,000            197,000
Depreciation and amortization                                                          670,000            647,000
Administrative                                                                          22,000             21,000
                                                                             ------------------------------------
                                                                                     1,968,000          1,884,000
                                                                             ------------------------------------

Income before minority interest                                                      1,732,000          1,585,000

Minority interest in income                                                           (909,000)          (882,000)
                                                                             ------------------------------------

NET INCOME                                                                           $ 823,000          $ 703,000
                                                                             ====================================

Limited partners' share of net income
   ($4.84 per unit in 1998 and
   $4.03 per unit in 1997)                                                           $ 716,000          $ 597,000
General partners' share of net income                                                  107,000            106,000
                                                                             ------------------------------------
                                                                                     $ 823,000          $ 703,000
                                                                             ====================================

                            See accompanying notes.
                                       3

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   ----------------------------------
                                                                                           1998             1997
                                                                                   ----------------------------------

    CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                                        $ 823,000         $ 703,000

       Adjustments to reconcile net income to net cash provided by operating activities

           Depreciation and amortization                                                   670,000           647,000
           Decrease (increase) in rent and other receivables                                10,000           (26,000)
           (Increase) decrease in other assets                                              (8,000)          142,000
           Decrease in accounts payable                                                   (236,000)         (277,000)
           Increase in advance payments from renters                                        50,000             9,000
           Equity in income of real estate entity                                         (252,000)         (179,000)
           Minority interest in income                                                     909,000           882,000
                                                                                   ----------------------------------

             Total adjustments                                                           1,143,000         1,198,000
                                                                                   ----------------------------------

             Net cash provided by operating activities                                   1,966,000         1,901,000
                                                                                   ----------------------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:

       Distributions from real estate entity                                               290,000                 -
       Investment in real estate entity                                                          -           (33,000)
       Additions to real estate facilities                                                 (31,000)         (183,000)
                                                                                   ----------------------------------

             Net cash provided by (used in) investing activities                           259,000          (216,000)
                                                                                   ----------------------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Distributions to holder of minority interest                                       (822,000)         (737,000)
       Distributions to partners                                                          (996,000)         (997,000)
                                                                                   ----------------------------------

             Net cash used in financing activities                                      (1,818,000)       (1,734,000)
                                                                                   ----------------------------------

    Net increase (decrease) in cash and cash equivalents                                   407,000           (49,000)

    Cash and cash equivalents at the beginning of the period                             1,238,000           453,000
                                                                                   ----------------------------------

    Cash and cash equivalents at the end of the period                                 $ 1,645,000         $ 404,000
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

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                         1998             1997
                                                                                   ----------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate entity                                                      $ -       $ (22,096,000)

    Transfer of real estate facilities for interest in real estate entity, net              -          22,096,000

                            See accompanying notes.
                                       5

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the
       Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

       The Partnership's net income for the three months ended March 31, 1998 was $823,000 compared to $703,000 for the three months ended March 31, 1997, representing an increase of $120,000, or 17%. This increase is primarily attributable to an increase in the Partnership's mini-warehouse operations, partially offset by an increase in minority interest in income for those properties held in joint venture with PSI.

       Rental income for the Partnership's mini-warehouse operations was $3,432,000 compared to $3,285,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $147,000, or 4%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.70 compared to $.68 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 91% to 92% for the three months ended March 31, 1997 and 1998, respectively. Cost of operations (including management fees) increased $60,000, or 5%, to $1,276,000 from $1,216,000 for the three months ended March 31, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising, property tax, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $87,000, or 4%, from $2,069,000 to $2,156,000 for the three months ended March 31, 1997 and 1998, respectively.

       Depreciation and amortization increased $23,000, or 4%, from $647,000 to $670,000 for the three months ended March 31, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

       Minority interest in income was $909,000 in 1998 compared to $882,000 in 1997, representing an increase of $27,000, or 3%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $11,000 for the three months ended March 31, 1998 compared to none for the same period in 1997.

Liquidity and Capital Resources
-------------------------------

       The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,966,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

       During 1998, the Partnership anticipates approximately $771,000 of capital improvements (of which $314,000 represents PSI's joint venture share). Total capital improvements were $31,000 for the three months ended March 31, 1998 of which $16,000 represents the Partnership's share.

       The Partnership paid distributions to the limited and general partners totaling $888,000 ($6.00 per unit) and $108,000, respectively, during the first three months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                             DATED:  May 13, 1998
                                     PS PARTNERS V, LTD.,
                                     a California Limited Partnership
                             BY:     Public Storage, Inc.
                                     General Partner

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