Form 10-Q
period 1998-06-30
PS PARTNERS V LTD
filed 1998-08-14
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ---------------

Commission File Number 0-14476
                       -------

              PS PARTNERS V, LTD., a California Limited Partnership
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                                   95-397972
------------------------------------------           ----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)

           701 Western Avenue
          Glendale, California                             91201-2394
------------------------------------------           ----------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                      -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at June 30, 1998
     and December 31, 1997                                                  2

Condensed consolidated statements of income for the three
     and six months ended June 30, 1998 and 1997                            3

Condensed consolidated statements of cash flows for the
     six months ended June 30, 1998 and 1997                                4-5

Notes to condensed consolidated financial statements                        6

Management's discussion and analysis of financial condition
     and results of operations                                              7-9

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                   10

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                        June 30,          December 31,
                                                                         1998               1997
                                                                    ----------------------------------
                                                                      (Unaudited)

                                     ASSETS


Cash and cash equivalents                                              $2,271,000          $1,238,000

Rent and other receivables                                                 88,000              82,000

Real estate facilities, at cost:
    Land                                                               16,099,000          16,099,000
                                                                       56,614,000          56,486,000
                                                                    ----------------------------------
                                                                       72,713,000          72,585,000

    Less accumulated depreciation                                     (28,257,000)        (26,916,000)
                                                                    ----------------------------------
                                                                       44,456,000          45,669,000

Investment in real estate entity                                       22,663,000          22,612,000

Other assets                                                              144,000             137,000
                                                                    ----------------------------------

                                                                      $69,622,000         $69,738,000
                                                                    ==================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                         $732,000            $786,000

Advance payments from renters                                             480,000             406,000

Minority interest in general partnerships                              31,472,000          31,335,000

Partners' equity:
    Limited partners' equity, $500 per unit, 148,000
      units authorized, issued and outstanding                         36,472,000          36,743,000
    General partners' equity                                              466,000             468,000
                                                                    ----------------------------------

         Total partners' equity                                        36,938,000         37,211,000
                                                                    ----------------------------------

                                                                      $69,622,000        $69,738,000
                                                                    ==================================

                            See accompanying notes.
                                       2

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                              --------------------------------------------------------------
                                                                   1998            1997             1998            1997
                                                              --------------------------------------------------------------

       REVENUE:

       Rental income                                           $3,574,000      $3,368,000       $7,006,000       $6,653,000
       Equity in income of real estate entity                     298,000         253,000          550,000          432,000
       Interest income                                             26,000           7,000           42,000           12,000
                                                              --------------------------------------------------------------
                                                                3,898,000       3,628,000        7,598,000        7,097,000
                                                              --------------------------------------------------------------

       COSTS AND EXPENSES:

       Cost of operations                                       1,110,000         980,000        2,180,000        1,999,000
       Management fees                                            216,000         202,000          422,000          399,000
       Depreciation and amortization                              671,000         651,000        1,341,000        1,298,000
       Administrative                                              45,000          42,000           67,000           63,000
                                                              --------------------------------------------------------------
                                                                2,042,000       1,875,000        4,010,000        3,759,000
                                                              --------------------------------------------------------------

       Income before minority interest                          1,856,000       1,753,000        3,588,000        3,338,000

       Minority interest in income                               (959,000)       (922,000)      (1,868,000)      (1,804,000)
                                                              --------------------------------------------------------------

       NET INCOME                                                $897,000        $831,000       $1,720,000       $1,534,000
                                                              ==============================================================

       Limited partners' share of net income
          ($10.17 per unit in 1998 and
          $8.93 per unit in 1997)                                                               $1,505,000       $1,321,000
       General partners' share of net income                                                       215,000          213,000
                                                                                           ---------------------------------
                                                                                                $1,720,000       $1,534,000
                                                                                           =================================

                            See accompanying notes.
                                       3

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                          ----------------------------------
                                                                                                1998             1997
                                                                                          ----------------------------------

           CASH FLOWS FROM OPERATING ACTIVITIES:

              Net income                                                                      $1,720,000        $1,534,000

              Adjustments to reconcile net income to net cash
                  provided by operating activities

                  Depreciation and amortization                                                1,341,000         1,298,000
                  (Increase) decrease in rent and other receivables                               (6,000)           69,000
                  (Increase) decrease in other assets                                             (7,000)          135,000
                  Decrease in accounts payable                                                   (54,000)         (382,000)
                  Increase in advance payments from renters                                       74,000            18,000
                  Equity in income of real estate entity                                        (550,000)         (432,000)
                  Minority interest in income                                                  1,868,000         1,804,000
                                                                                          ----------------------------------

                    Total adjustments                                                          2,666,000         2,510,000
                                                                                          ----------------------------------

                    Net cash provided by operating activities                                  4,386,000         4,044,000
                                                                                          ----------------------------------

           CASH FLOWS FROM INVESTING ACTIVITIES:

              Distributions from real estate entity                                              499,000                 -
              Investment in real estate entity                                                         -           (33,000)
              Additions to real estate facilities                                               (128,000)         (272,000)
                                                                                          ----------------------------------

                    Net cash provided by (used in) investing activities                          371,000          (305,000)
                                                                                          ----------------------------------

           CASH FLOWS FROM FINANCING ACTIVITIES:

              Distributions to holder of minority interest                                    (1,731,000)       (1,611,000)
              Distributions to partners                                                       (1,993,000)       (1,994,000)
                                                                                          ----------------------------------

                    Net cash used in financing activities                                     (3,724,000)       (3,605,000)
                                                                                          ----------------------------------

           Net increase in cash and cash equivalents                                           1,033,000           134,000

           Cash and cash equivalents at the beginning of the period                            1,238,000           453,000
                                                                                          ----------------------------------

           Cash and cash equivalents at the end of the period                                 $2,271,000          $587,000
                                                                                          ==================================

                            See accompanying notes.
                                       4

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    ----------------------------------
                                                                                          1998             1997
                                                                                    ----------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate entity                                                        $-          $(22,096,000)

    Transfer of real estate facilities for interest in real estate entity, net               -            22,096,000

                            See accompanying notes.
                                       5

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the three months ended June 30, 1998 was $897,000 compared to $831,000 for the three months ended June 30, 1997, representing an increase of $66,000, or 8%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with increased interest income, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $3,574,000 compared to $3,368,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $206,000, or 6%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's facilities, partially offset by decreased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.72 compared to $.67 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 94% to 93% for the three months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $144,000, or 12%, to $1,326,000 from $1,182,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center), property tax, payroll, and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $62,000, or 3%, from $2,186,000 to $2,248,000 for the three months ended June 30, 1997 and 1998, respectively.

     Interest income increased $19,000, or 271%, from $7,000 to $26,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $20,000, or 3%, from $651,000 to $671,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income increased $37,000, or 4%, to $959,000 from $922,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $1,720,000 compared to $1,534,000 for the six months ended June 30, 1997, representing an increase of $186,000, or 12%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with increased interest income, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $7,006,000 compared to $6,653,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $353,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.71 compared to $.68 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 92% to 93% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $204,000, or 9%, to $2,602,000 from $2,398,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center), property tax, payroll, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $149,000, or 4%, from $4,255,000 to $4,404,000 for the six months ended June 30, 1997 and 1998, respectively.

     Interest income increased $30,000, or 250%, from $12,000 to $42,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $43,000, or 3%, from $1,298,000 to $1,341,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income was $1,868,000 in 1998 compared to $1,804,000 in 1997, representing an increase of $64,000, or 4%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,386,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $771,000 of capital improvements (of which $314,000 represents PSI's joint venture share). Total capital improvements were $128,000 for the six months ended June 30, 1998 of which $72,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,776,000 ($12.00 per unit) and $217,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                             DATED:   August 13, 1998

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