Form 10-K405/A
period 1997-12-31
PS PARTNERS V LTD
filed 1999-03-17
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Commission File Number 0-14476
                       -------

              PS PARTNERS V, LTD., a California Limited Partnership
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                     95-3979727
---------------------------------------------             ----------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                     Identification Number)

             701 Western Avenue
            Glendale, California                                91201-2394
---------------------------------------------             ----------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K. [ X ]



--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.           BUSINESS.

General
-------

         PS Partners V, Ltd. (the "Partnership") is a publicly held limited partnership under the California Revised Limited Partnership Act. Commencing in June 1985, 148,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in November 1985.

         The  Partnership   was  formed  to  invest  in  and  operate   existing
self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's real estate investments consist of wholly-owned facilities and an investment in a general partnership (SEI/PSP V Joint Ventures, the "Joint Venture") with Public Storage, Inc. ("PSI") (formerly known as "Storage Equities, Inc."), a real estate investment trust ("REIT") organized as a corporation under the laws of California

         In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini warehouses of the Partnership and the Joint Venture.

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

         Through 1996, the business parks of the Partnership and the Joint Venture were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership, Joint Venture, PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the business parks of the Partnership and the Joint Venture in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the property transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI,
(iii) as of December 31, 1997, PSI owned approximately 60.79% of the Partnership's limited partnership units and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

Investments in Facilities
--------------------------

         The Partnership owns interests in 33 properties (excluding the properties transferred to PSBPLP in January 1997); 32 of such properties are owned by the Joint Venture. The Partnership purchased its last property in July, 1986. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

         The Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 235 to 1,469 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         The Mini-Warehouse Properties experience minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

         The Mini-Warehouse Properties are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership and the Joint Venture do not intend to convert the Mini-Warehouse Properties to other uses.

Business Parks
--------------

         Through 1996, the Partnership and the Joint Venture owned and operated two business parks; one in San Diego, California and one in Culver City, California. These business parks were transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provide for cash distributions from operations.

         The Partnership will terminate on December 31, 2038 unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the properties owned by the Joint Venture (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1993-1996, since the completion of the Partnership's offering in 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and the Joint Venture. In a letter appraisal report dated December 31, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership and the Joint Venture's 35 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of November 30, 1996, was $99,300,000 ($85,100,000 for the 33
mini-warehouses and $14,200,000 for the 2 business parks). (In January 1997, after the date of the appraisal, the Partnership and the Joint Venture transferred their business parks to AOPPLP in exchange for a 10.4% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 50% to 90%) in 33 of the 35 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $8,312,000 for the 33 mini-warehouses and $1,606,000 for the 2 business parks). In the case of the mini-warehouses, value estimates were then made using both a direct capitalization analysis ($86,600,000) and a discounted cash flow analysis ($85,000,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.0% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 12.5%. In the direct capitalization analysis, NDRC applied a 9.5% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($84,500,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

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

* Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 92% in 1996 to 93% in 1997. The monthly average realized rent per occupied square foot for the Mini-Warehouse Properties was $.69 in 1997 compared to $.65 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

Mini-warehouse Property Operator
--------------------------------

         The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement.

         Under the supervision of the Partnership and the Joint Venture, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

         PSI engages, at the expense of the property owners, employees for the operation of the owner's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

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

         The Mini-Warehouse Properties are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the facilities are located. Broadcast media and other advertising costs are charged to the facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership and the Joint Venture would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The  Management   Agreement  with  PSI  provides  that  the  Management
Agreement may be terminated without cause upon 60 days written notice by either party.

Business Park Operator
----------------------

         Through 1996, the business parks of the Partnership and the Joint Venture were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, these properties were transferred to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Mini-Warehouse Properties operate is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

         A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Mini-Warehouse Properties. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership and the Joint Venture to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------

         There are 111 persons who render services on behalf of the Partnership and the Joint Venture. These persons include resident managers, assistant managers, relief managers, area managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSBPLP.

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1997 about the Mini-Warehouse Properties:

                              Net         Number
                            Rentable        of           Date of      Ownership
Location                  Square Feet     Spaces       Acquisition    Percentage
--------------------     -------------    ------       ------------   ----------
CALIFORNIA
Brea E.                       82,100        772          02/28/86        60.0%
   Imperial Way
Costa Mesa                    44,700        495          02/21/86        50.0
   Pomona Ave.
Sun Valley                    47,500        482          01/08/86        50.0
  Sheldon St.
Westlake Village
  Agoura Rd.                  36,000        303          05/09/86        60.0

COLORADO
Colorado Springs              45,100        433          07/15/86       100.0
  Hollow Tree Ct.
Colorado Springs              58,800        578          02/19/86        50.0
  N. Stinton Rd.
Denver                        32,300        235          12/06/85        50.0
  Leetsdale Ave.

FLORIDA
Jacksonville                  31,800        348          03/12/86        60.0
  Wiley Rd.

ILLINOIS
Skokie                        49,200        457          02/27/86        50.0
  McCormick Blvd.

MASSACHUSETTS
Brockton                      49,800        441          12/03/85        50.0
  Main St.

MISSOURI
St. Louis                     44,200        383          03/28/86        69.7
  Forder Rd.

NEVADA
Las Vegas                     47,200        453          01/17/86        50.0
  S. Highland Dr.
Reno                          80,800        578          04/01/86        70.6
  Telegraph Rd.

                              Net         Number
                            Rentable        of           Date of      Ownership
Location                  Square Feet     Spaces       Acquisition    Percentage
--------------------     -------------    ------       ------------   ----------
NEW JERSEY
Bordentown                    30,500        290          01/16/86        50.0%
  Route 130
Eatontown                     81,200        937          12/31/85        60.0
  Highway 35
Mapleshade                    55,400        517          01/16/86        50.0
  Rudderow Ave.

NEW YORK
Amherst                       32,000        316          12/31/85        50.0
  Niagra Falls Blvd.

OKLAHOMA
Oklahoma City                 35,500        284          02/20/86        60.0
  N. Pennsylvania
Oklahoma City                 32,900        280          02/28/86        60.3
  NW 39th Expressway

PENNSYLVANIA
Whitehall                     54,300        541          12/03/85        50.0
  MacArthur Rd.

TEXAS
Dallas                        53,200        457          10/04/85        66.4
   Alvin St.
Dallas                        64,600        660          10/04/85        66.4
  S. Westmoreland
Ft. Worth                     52,400        504          10/04/85        66.4
  Cockrell St.
Ft. Worth                     58,600        588          10/04/85        66.4
  E. Seminary Dr.
Ft. Worth                     54,400        529          10/04/85        66.4
  W. Beach St.
San Antonio                   52,400        494          10/04/85        66.4
  Callaghan Rd.
San Antonio                   53,400        510          10/04/85        66.4
  Fredericksburg Rd.
San Antonio                   54,000        528          10/04/85        66.4
  Hackberry St.
San Antonio                   56,300        561          10/04/85        66.4
  Wetmore Rd.
San Antonio                   48,700        530          10/04/85        66.4
  Zarzamora Rd.

UTAH
Kearns                        48,400        489          12/18/85        50.0
  W. Sams Blvd.

                              Net         Number
                            Rentable        of           Date of      Ownership
Location                  Square Feet     Spaces       Acquisition    Percentage
--------------------     -------------    ------       ------------   ----------

WASHINGTON
Everett                       83,300      1,020          11/07/85        50.0%
  Evergreen Way
Seattle                      132,300      1,469          11/07/85        50.0
  Empire Way South


         The weighted average occupancy level for the Mini-Warehouse Properties was 93% in 1997 compared to 92% in 1996. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.69 in 1997 compared to $.65 in 1996.

         Substantially all of the facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments (which commenced in 1994) on the Mini-Warehouse Properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that costs totaling $110,000 after December 31, 1997 will be incurred for known environmental remediation requirements for the Mini-Warehouse Properties. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         No material legal proceeding is pending against the Partnership or the Joint Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                             ---------------------------------------------------------------------------
                                                 1997            1996           1995            1994            1993
                                             -----------     -----------     -----------     -----------     -----------
                                                                (In thousands, except per Unit data)

Total Revenues (a)                             $ 3,420         $ 3,467         $ 3,644        $ 3,619         $ 2,780

Depreciation and amortization (a)                   49             521             481            506             678

Net income                                       3,118           2,187           2,403          2,336           1,289

   Limited partners' share                       2,692           1,771           1,885          1,918             954

   General partners' share                         426             416             518            418             335

Limited partners' per unit data (b)

   Net income                                  $ 18.19         $ 11.97         $ 12.74        $ 12.96          $ 6.45

   Cash distributions (c)                      $ 24.00         $ 24.00         $ 30.02        $ 24.00         $ 19.60

As of December 31,
------------------

Cash and cash equivalents (a)                  $ 1,002           $ 194         $ 1,686        $ 1,513           $ 173

Total assets (a)                              $ 37,306        $ 38,192        $ 39,977       $ 42,529         $44,219


(a)  Restated - See Note 1 to December 31, 1997 financial statements.

(b) Limited Partners' per unit data is based on the weighted average number of units (148,000) outstanding during the period.

(c) The General Partners distributed, concurrent with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership estimated to be $6.02 per Unit.

ITEM 7.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $3,118,000 in 1997 compared to $2,187,000 in 1996, representing an increase of $931,000, or 42.6%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned property was $328,000 in 1997 compared to $319,000 during 1996, representing an increase of $9,000, or 2.8%. Cost of operations (including management fees) decreased $3,000, or 2.6%, to $112,000 during 1997 from $115,000 in 1996.
Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $12,000, or 5.9%, to $216,000 in 1997 from $204,000 in 1996.

         As a result of contribution of the Partnership's business park to PSBPLP in January 1997 in exchange for operating partnership units, rental income and cost of operations, respectively, for the Partnership's business park was reduced to zero and zero, respectively, in 1997 from $831,000 and $510,000, respectively, in 1996.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $3,056,000 in 1997 as compared to $2,221,000 during 1996, representing an increase of $835,000, or 37.6%. The increase was due primarily to the impact of the contribution of the business parks of the Partnership and the Joint Venture to PSBPLP in January 1997.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased $472,000 from $521,000 in 1996 to $49,000 in 1997. This decrease was primarily attributable to the impact of the contribution of the Partnership's wholly-owned business park facility to PSBPLP, offset partially by additional depreciation on capital expenditures made during 1996 and 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

         The Partnership's net income in 1996 was $2,187,000 compared to $2,403,000 in 1995, representing a decrease of $216,000, or 9.0%. The decrease was primarily due to an increase in depreciation expense and a decrease in interest income, partially offset by the Partnership's share of improved property operations at the Mini-Warehouse Properties combined with a reduction in environmental costs.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse property was $319,000 in 1996 compared to $305,000 during 1995, representing an increase of $14,000, or 4.6%. Cost of operations (including management fees) increased $15,000, or 15.0%, to $115,000 during 1996 from $100,000 in 1995, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $1,000, from $205,000 in 1995 to $204,000 during 1996.

         Rental income for the Partnership's wholly-owned business park was $831,000 in 1996 compared to $809,000 in 1995, representing an increase of $22,000 or 2.7%. Cost of operations (including management fees) decreased $12,000, or 23.0%, from $522,000 in 1995 to $510,000 in 1996. Accordingly, for the Partnership's wholly-owned business park property, net operating income increased by $34,000, or 11.8%, from $287,000 in 1995 to $321,000 in 1996.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,221,000 in 1996 as compared to $2,402,000 during 1995, representing a decrease of $181,000, or 7.5%. This decrease was due primarily to a reduction in operating income in the Joint Venture's business park, partially offset by the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization attributable to the Partnership's properties increased $40,000, or 8.3%, from $481,000 in 1995 to $521,000 in 1996. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

SUPPLEMENTAL PROPERTY DATA

         In 1997, most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $13,595,000 in 1997 compared to $12,780,000 during 1996, representing an increase of $815,000, or 6.4%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.69 in 1997 compared to $.65 in 1996. The weighted average occupancy levels decreased from 93% in 1996 to 92% in 1997. Cost of operations (including management fees) increased $204,000, or 4.3%, to $4,939,000 during 1997 from $4,735,000 in 1996, respectively. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $611,000, or 7.6%, from $8,656,000 in 1996 to $8,045,000 during 1997.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995: Rental income for the Mini-Warehouse Properties was $12,780,000 in 1996 compared to $12,371,000 in 1995, representing an increase of $409,000, or 3.3%. The increase in rental income was primarily attributable to increased average realized rental rates. The monthly average realized rent per square foot was $.65 in 1996 compared to $.63 in 1995. The weighted average occupancy levels remained stable at 92% in both 1996 and 1995. Costs of operations (including management fees) increased $292,000, or 6.6%, to $4,735,000 in 1996 from $4,443,000 in 1995. This increase was primarily attributable to increases in advertising and promotion, repairs and maintenance, and office expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $117,000, or 1.5%, to $8,045,000 in 1996 from $7,928,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 1997 of $1,002,000.

         Cash flow from operating activities and distributions from Real Estate Entities ($4,816,000 for the year ended December 31, 1997) has been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $21,000, $201,000, and $174,000 in 1997, 1996, and 1995, respectively. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. During 1998, the Partnership anticipates approximately $39,000 of capital improvements.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                                  Total                Per Unit
                             --------------          --------------
             1997              $3,987,000                $24.00
             1996               3,986,000                 24.00
             1995               4,986,000                 30.02
             1994               3,987,000                 24.00
             1993               3,256,000                 19.60
             1992               3,326,000                 20.02
             1991               4,224,000                 25.43
             1990               3,378,000                 20.34
             1989               4,983,000                 30.00
             1988               4,983,000                 30.00
             1987               4,671,000                 28.12
             1986               4,153,000                 25.00
             1985               1,192,000                  8.22

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks of the Partnership and the Joint Venture were managed by a predecessor of PSBPLP pursuant to a Management Agreement. In January 1997, the Partnership and the Joint Venture transferred their business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


       Name                                    Positions with PSI
--------------------------     -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Office
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack, Jr.         Director
Uri P. Harkham                 Director

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

         B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At December 31, 1997, PSI beneficially owned more than 5% or more of the Units of the Partnership:


   Title                                          Amount of            Percent
    of            Name and Address of             Beneficial             of
   Class           Beneficial Owner               Ownership             Class
-----------    ----------------------------    ----------------       --------

Units of       Public Storage, Inc.
Limited        701 Western Avenue
Partnership    Glendale, CA 91201-2394  (1)    89,976 Units (1)        60.79%
Interest

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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1997, the Partnership and the Joint Venture paid fees of $816,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Partnership and Joint Venture's business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership and the Joint Venture. In January 1997, the Partnership, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      List of Documents filed as part of the Report.

         1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules.

         2.       Financial   Statement   Schedules:   See  Index  to  Financial
                  Statements and Financial Statement Schedules.

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

                                   PS PARTNERS V, LTD.,
                                   a California Limited Partnership

Dated:  March 17, 1999        By:  Public Storage, Inc., General Partner


                              By:  /s/ John Reyes
                                   --------------------------------------------
                                   John Reyes
                                   Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)

                               PS PARTNERS V, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))


                                                                        Page
                                                                     References
                                                                     ----------
PS PARTNERS V, LTD.

     Report of Independent Auditors                                      F-1

     Financial Statements and Schedules:

       Balance Sheets as of December 31, 1997 and 1996                   F-2

       For the years ended December 31, 1997, 1996 and 1995:             F-3

          Statements of Income                                           F-3

          Statements of Partners' Equity                                 F-4

          Statements of Cash Flows                                    F-5 - F-6

       Notes to Financial Statements                                  F-7 - F-11

       Schedule

          Schedule III - Real Estate and Accumulated Depreciation    F-12 - F-13

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP V JOINT VENTURES

         Report of Independent Auditors                                 F-14

         Financial Statements:

         Balance Sheets as of December 31, 1997 and 1996                F-15

           For the years ended December 31, 1997, 1996 and 1995:

              Statements of Income                                      F-16

              Statements of Partners' Equity                            F-17

              Statements of Cash Flows                               F-18 - F-19

         Notes to Financial Statements                               F-20 - F-22

         Schedule

             Schedule III - Real Estate and Accumulated Depreciation F-23 - F-25

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
PS Partners V, Ltd.,
A California Limited Partnership


We have audited the balance sheets of PS Partners V, Ltd., a California Limited Partnership as of December 31, 1997 and 1996 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners V, Ltd., a California Limited Partnership, at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the financial statements have been restated to account for certain joint ventures previously consolidated by the Partnership on the equity method.







                                                               ERNST & YOUNG LLP




February 23, 1998
Los Angeles, California

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                            (Restated - See Note 1)
                           December 31, 1997 and 1996

                                                                         1997              1996
                                                                  -------------------------------------

                                     ASSETS

Cash and cash equivalents                                            $    1,002,000     $      194,000

Rent and other receivables                                                        -             13,000

Real estate facilities, at cost:
     Land                                                                   574,000          2,541,000
     Buildings and equipment                                                956,000         10,077,000
                                                                  -------------------------------------
                                                                          1,530,000         12,618,000

     Less accumulated depreciation                                         (430,000)        (4,882,000)
                                                                  -------------------------------------
                                                                          1,100,000          7,736,000

Investment in real estate entities                                       35,190,000         30,221,000

Other assets                                                                 14,000             28,000
                                                                  -------------------------------------

                                                                     $   37,306,000     $   38,192,000
                                                                  =====================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                     $       82,000     $       97,000

Advance payments from renters                                                13,000             15,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                        36,743,000         37,603,000
     General partners' equity                                               468,000            477,000
                                                                  -------------------------------------

             Total partners' equity                                      37,211,000         38,080,000
                                                                  -------------------------------------

                                                                     $   37,306,000     $   38,192,000
                                                                  =====================================

                            See accompanying notes.
                                      F-2

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995

                                                                       1997               1996               1995
                                                                ---------------------------------------------------------

REVENUE:

Rental income                                                     $       328,000    $     1,150,000    $     1,114,000
Equity in earnings of real estate entities                              3,056,000          2,221,000          2,402,000
Interest income                                                            36,000             96,000            128,000
                                                                --------------------------------------------------------
                                                                        3,420,000          3,467,000          3,644,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                         92,000            564,000            564,000
Management fees                                                            20,000             61,000             58,000
Depreciation and amortization                                              49,000            521,000            481,000
Administrative                                                            141,000            134,000            134,000
Environmental Costs                                                             -                  -              4,000
                                                                --------------------------------------------------------
                                                                          302,000          1,280,000          1,241,000
                                                                --------------------------------------------------------

NET INCOME                                                        $     3,118,000    $     2,187,000    $     2,403,000
                                                                ========================================================

Limited partners' share of net income
     ($18.19, $11.97, and $12.74 per unit in
     1997, 1996, and 1995, respectively)                          $     2,692,000    $     1,771,000    $     1,885,000
General partners' share of net income                                     426,000            416,000            518,000
                                                                --------------------------------------------------------
                                                                  $     3,118,000    $     2,187,000    $     2,403,000
                                                                ========================================================

                            See accompanying notes.
                                      F-3

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1997, 1996, and 1995

                                                                     Limited            General
                                                                     Partners           Partners            Total
                                                                --------------------------------------------------------

Balances at December 31, 1994                                     $    41,942,000    $       520,000    $    42,462,000

Net income                                                              1,885,000            518,000          2,403,000

Distributions                                                          (4,443,000)          (543,000)        (4,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1995                                          39,384,000            495,000         39,879,000

Net income                                                              1,771,000            416,000          2,187,000

Distributions                                                          (3,552,000)          (434,000)        (3,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1996                                          37,603,000            477,000         38,080,000

Net income                                                              2,692,000            426,000          3,118,000

Distributions                                                          (3,552,000)          (435,000)        (3,987,000)
                                                                --------------------------------------------------------

Balances at December 31, 1997                                     $    36,743,000    $       468,000    $    37,211,000
                                                                ========================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS V, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
                            (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995

                                                                            1997               1996              1995
                                                                      -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                           $    3,118,000    $    2,187,000     $    2,403,000

    Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                            49,000           521,000            481,000
        Decrease (increase) in rent and other receivables                        13,000           (13,000)            11,000
        Decrease (increase) in other assets                                      14,000           (15,000)                 -
        (Decrease) increase in accounts payable                                 (15,000)           14,000             31,000
        Decrease in advance payments from renters                                (2,000)                -                  -
        Equity in earnings of real estate entities                           (3,056,000)       (2,221,000)        (2,402,000)
                                                                      -------------------------------------------------------

             Total adjustments                                               (2,997,000)       (1,714,000)        (1,879,000)
                                                                      -------------------------------------------------------

             Net cash provided by operating activities                          121,000           473,000            524,000
                                                                      -------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

        Distributions from real estate entities                               4,695,000         2,222,000          4,809,000
        Additions to real estate facilities                                     (21,000)         (201,000)          (174,000)
                                                                      -------------------------------------------------------

             Net cash provided by investing activities                        4,674,000         2,021,000          4,635,000
                                                                      -------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

        Distributions to partners                                            (3,987,000)       (3,986,000)        (4,986,000)
                                                                      -------------------------------------------------------

             Net cash used in financing activities                           (3,987,000)       (3,986,000)        (4,986,000)
                                                                      -------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            808,000        (1,492,000)           173,000

Cash and cash equivalents at the beginning of the period                        194,000         1,686,000          1,513,000
                                                                      -------------------------------------------------------

Cash and cash equivalents at the end of the period                       $    1,002,000    $      194,000     $    1,686,000
                                                                      ========================================================

                            See accompanying notes.
                                      F-5

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
                            (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)

                                                                                    1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in Real Estate Entities                                            $(6,608,000)       $-           $-

    Transfer of real estate facility for interest in Real Estate Entities,
      net                                                                           6,608,000         -            -

                            See accompanying notes.
                                      F-6

                              PS PARTNERS V, Ltd.,
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini-warehouse properties that the Partnership has an interest in.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Partnership has ownership interests in 33 properties in 14 states (collectively referred to as the "Mini-Warehouse Properties"), which excludes two properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 32 of the properties are owned by SEI/PSP V Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 50% to 70.6%.

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities."

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Partnership. The accounts of the Joint Venture, which the Partnership does not control, are not consolidated with the Partnership and the Partnership's interest in the Joint Venture is accounted for on the equity method.

                  The Partnership does not control the Joint Venture because PSI has significant control rights with respect to the management of the properties, including the right to compel the sale of each property in the Joint Venture and the right to require the Partnership to submit operating budgets.

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

                  Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements for 1997, 1996, and 1995 have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity. The primary impact of this change was to reduce total assets by $32,432,000 and $32,164,000 in 1997 and 1996, respectively; the total of minority interest and liabilities was reduced by the corresponding same amount in each period. Total revenues decreased by $11,050,000, $12,471,000, and $12,126,000, respectively, in the years ended December 31, 1997, 1996, and 1995, respectively; the total of minority interest in income and expenses were reduced by the corresponding same amount in each period.

                  Under the terms of the general partnership agreement of the Joint Venture all depreciation and amortization with respect to each property is allocated solely to the Partnership until the limited partners recover their initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages.

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

         Depreciation and amortization
         -----------------------------

                  The Partnership and the Joint Venture depreciate the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

         Environmental Cost
         ------------------

         Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's and the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that after December 31, 1997 it is probable that the Mini-Warehouse Properties will incur costs totaling $110,000. During 1997, 1996, and 1995, the Partnership and the Joint Venture paid none, $1,000, and $36,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

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

2.       Real Estate Facilities

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

                  In January 1997, the Partnership, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

3.       Investment in real estate entities

                 During 1997, 1996, and 1995, the Partnership recognized earnings from the Real Estate Entities of $3,056,000, $2,221,000 and $2,402,000, respectively, and received cash distributions totaling
         $4,695,000,  $2,222000,  and  $4,809,000,  respectively  from  the Real
         Estate Entities.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                         1997            1996
                                                    ------------    ------------
For the year ended December 31,
    Total revenues                                   $45,498,000     $14,692,000
    Minority interest in income                       $8,566,000              $0
    Net income                                       $10,359,000      $5,678,000

At December 31,
    Total assets, net of accumulated depreciation   $384,357,000     $62,385,000
    Total liabilities                                $12,928,000      $1,107,000
    Total minority interest                         $168,665,000              $0
    Total equity                                    $202,764,000     $61,278,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1997 and at December 31, 1997, respectively, as compared to prior periods, is the result of the January 1997 transfer of business parks owned by the Partnership and the Joint Venture to PSBPLP, which was formed to own and operate business parks. PSI has a significant interest in PSBPLP.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K/A for 1997, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

4.       General Partners' Equity

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

5.       Related Party Transactions

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Partnership and the Joint Venture transferred their business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       Leases

                  The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $6,409,000, $1,831,000 and $1,813,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                           Initial Cost
                                                                 ---------------------------------
    Date                                                                            Building &
  Acquired                Description              Encumbrances        Land         Improvement
--------------------------------------------------------------------------------------------------


    7/86      Colorado Springs/ Hollow Tree             $-            $574,000         $726,000



                                                                   Gross Carrying Amount
                                                                    At December 31, 1997
                                                 --------------------------------------------------------------
    Date                                                              Building &                     Accumulated
  Acquired                Description                    Land        Improvements        Total      Depreciation
------------------------------------------------------------------------------------------------------------------


    7/86      Colorado Springs/ Hollow Tree              $574,000        $956,000      $1,530,000        $430,000


                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                  Years Ended December 31,
                                      ------------------------------------------
                                          1997           1996           1995
                                      ------------------------------------------

Balance at beginning of the period    $ 12,618,000   $ 12,417,000   $ 12,243,000

Additions during the period:
     Improvements, etc.                     21,000        201,000        174,000

Deductions during the period:
     Disposition of real estate        (11,109,000)             -              -
                                      ------------------------------------------

Balance at the close of the period    $  1,530,000   $ 12,618,000   $ 12,417,000
                                      ==========================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                  Years Ended December 31,
                                      ------------------------------------------
                                            1997         1996           1995
                                      ------------------------------------------

Balance at beginning of the period    $  4,882,000    $ 4,361,000    $ 3,880,000

Additions during the period:
     Depreciation                           49,000        521,000        481,000

Deductions during the period:
     Disposition of real estate         (4,501,000)             -              -
                                      ------------------------------------------

Balance at the close of the period    $    430,000    $ 4,882,000    $ 4,361,000
                                      ==========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $1,561,000.

                         Report of Independent Auditors




The Partners
SEI/PSP V Joint Ventures


We have audited the balance sheets of the SEI/PSP V Joint Ventures as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP V Joint Ventures at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                          1997               1996
                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                   $236,000            $259,000

Rent and other receivables                                                    82,000             147,000

Real estate facilities, at cost:
     Land                                                                 15,525,000          23,069,000
     Buildings and equipment                                              55,530,000          70,021,000
                                                                   --------------------------------------
                                                                          71,055,000          93,090,000

         Less accumulated depreciation                                   (26,486,000)        (31,366,000)
                                                                   --------------------------------------
                                                                          44,569,000          61,724,000

Investment in real estate entity                                          15,893,000                   -

Other assets                                                                 123,000             255,000
                                                                   --------------------------------------

                                                                         $60,903,000         $62,385,000
                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                            $704,000            $709,000

Advance payments from renters                                                393,000             398,000

Partners' equity:
     PS Partners V, Ltd.                                                  28,471,000          30,221,000
     Public Storage, Inc.                                                 31,335,000          31,057,000
                                                                   --------------------------------------

Total partners' equity                                                    59,806,000          61,278,000
                                                                   --------------------------------------

                                                                         $60,903,000         $62,385,000
                                                                   ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995


                                                                         1997              1996              1995
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $13,267,000       $14,692,000       $14,528,000
Equity in earnings of real estate entity                                    653,000                 -                 -
                                                                   -----------------------------------------------------
                                                                         13,920,000        14,692,000        14,528,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,031,000         4,669,000         4,395,000
Management fees                                                             796,000           859,000           847,000
Depreciation and amortization                                             2,570,000         3,272,000         3,122,000
Interest expense                                                                  -           214,000           290,000
Environmental costs                                                               -                 -           108,000
                                                                   -----------------------------------------------------
                                                                          7,397,000         9,014,000         8,762,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $6,523,000        $5,678,000        $5,766,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners V, Ltd.'s share                                    $2,870,000        $2,221,000        $2,402,000
          Public Storage Inc.'s share                                     3,653,000         3,457,000         3,364,000
                                                                   -----------------------------------------------------
                                                                         $6,523,000        $5,678,000        $5,766,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                     STATEMENTS OF PARTNERS' EQUITY For the
                  years ended December 31, 1997, 1996, and 1995


                                                                   PS Partners        Public Storage
                                                                    V., Ltd.               Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1994                                        $32,629,000        $30,256,000        $62,885,000

Net income                                                             2,402,000          3,364,000          5,766,000

Distributions                                                         (4,809,000)        (3,161,000)        (7,970,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1995                                         30,222,000         30,459,000         60,681,000

Net income                                                             2,221,000          3,457,000          5,678,000

Distributions                                                         (2,222,000)        (2,859,000)        (5,081,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1996                                         30,221,000         31,057,000         61,278,000

Net income                                                             2,870,000          3,653,000          6,523,000

Distributions                                                         (4,620,000)        (3,375,000)        (7,995,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1997                                        $28,471,000        $31,335,000        $59,806,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                        STATEMENTS OF CASH FLOWS For the
                  years ended December 31, 1997, 1996, and 1995


                                                                              1997            1996            1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $6,523,000      $5,678,000      $5,766,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,570,000        3,272,000       3,122,000
         Decrease (increase) in rent and other receivables                      65,000          (70,000)        (15,000)
         Decrease (increase) in other assets                                   132,000          (93,000)         (6,000)
         (Decrease) increase in accounts payable                                (5,000)         (40,000)        139,000
         Decrease in advance payments from renters                              (5,000)          (7,000)        (42,000)
         Equity in earnings of real estate entity                             (653,000)               -               -
                                                                        -------------------------------------------------

              Total adjustments                                              2,104,000        3,062,000       3,198,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      8,627,000        8,740,000       8,964,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:

         Distributions from real estate entity                                 248,000                -               -
         Additions to real estate facilities                                  (903,000)        (838,000)       (861,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                          (655,000)        (838,000)       (861,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (7,995,000)      (5,081,000)     (7,970,000)
         Principal payments on mortgage note payable                                 -       (2,935,000)        (41,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (7,995,000)      (8,016,000)     (8,011,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                           (23,000)        (114,000)         92,000

Cash and cash equivalents at the beginning of the period                       259,000          373,000         281,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $236,000         $259,000        $373,000
                                                                        =================================================

                            See accompanying notes.
                                      F-18

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)

                                                                                   1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                            $(15,488,000)      $-           $-

     Transfer of real estate facility for interest in real estate entity, net      15,488,000        -            -

                            See accompanying notes.
                                      F-19

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Description of Partnership

                  SEI/PSP V Joint Ventures (the "Joint Venture") was formed on December 31, 1990 in connection with the consolidation of 22 separate general partnerships between Public Storage Inc. ("PSI") and PS Partners V, Ltd. ("PSP V"). The Joint Venture, through its predecessor general partnerships, invested in existing mini-warehouse facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Joint Venture owns 32 properties  (referred to hereinafter as the "Mini-Warehouses"), which excludes a property which was transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. PSP V is the managing general partner of the Joint Venture, with its ownership interests in the properties of the Joint Venture ranging from 50% to 70.6%.

2.       Summary of Significant Accounting Policies and Partnership Matters

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Joint Venture.

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's right to receive cash flow distributions for any year after the first year of operation are subordinated to cash distributions to PSP V equal to a cumulative annual 7% of its cash investment (not compounded). In addition, upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to PSP V of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Joint Venture depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

         Revenue Recognition
         -------------------

                  Property rents are recognized as earned.

         Allocation of Net Income to PSP V and PSI
         -----------------------------------------

                  Net income prior to depreciation is allocated to PSP V and PSI based upon their relative ownership interest in each property and the results of each property.

                  Under the terms of the general  partnership  agreement  of the
         Joint Venture all depreciation and amortization with respect to each Joint Venture is allocated solely to PSP V until it recovers its initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to PSP V and PSI in proportion to their ownership percentages.

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

         Cash Distributions
         ------------------

                  The  general  partnership   agreement  of  the  Joint  Venture
         provides for regular distributions of cash flow from operations (as defined).

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Joint Venture considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based upon these evaluations, the Joint Venture accrued a total of $108,000 of environmental expense in 1995. Although there can be no assurance, the Joint Venture is not aware of any additional unaccrued environmental contamination of the Mini-Warehouses.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Real Estate Facilities

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Joint Venture adopted Statement 121 in 1996 and the adoption had no effect.

                  In January 1997, the Joint Venture and PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

4.       Investment in real estate entity

                  In 1997, the Joint Venture recognized $653,000 in equity in earnings of real estate entities with respect to the investment in PSBPLP described in Note 3 above.

4.       Investment in real estate entity (Continued)

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                              1997
                                                         --------------
For the year ended December 31,
    Total revenues                                         $31,578,000
    Minority interest in income                              8,566,000
    Net income                                               3,836,000

At December 31,
    Total assets, net of accumulated depreciation         $323,454,000
    Total liabilities                                       11,831,000
    Total minority interest                                168,665,000
    Total equity                                           142,958,000

                 PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facility to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       Leases

                  The Joint Venture has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       Taxes Based on Income

                  Taxes based on income are the responsibility of PSP V and PSI and, accordingly, the Joint Venture's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $6,376,000, $5,220,000 and $5,197,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                           Initial Cost
                                                                 ---------------------------------
    Date                                                                            Building &
  Acquired                Description              Encumbrances        Land         Improvement
--------------------------------------------------------------------------------------------------


10/85         San Antonio/ Wetmore Rd.                   $-           $306,000       $1,079,000
10/85         San Antonio/ Callaghan                      -            288,000        1,016,000
10/85         San Antonio/ Zarzamora                      -            364,000        1,281,000
10/85         San Antonio/ Hackberry                      -            388,000        1,367,000
10/85         San Antonio/ Fredericksburg                 -            287,000        1,009,000
10/85         Dallas/ S. Westmoreland                     -            474,000        1,670,000
10/85         Dallas/ Alvin St.                           -            359,000        1,266,000
10/85         Fort Worth/ W. Beach St.                    -            356,000        1,252,000
10/85         Fort Worth/ E. Seminary                     -            382,000        1,346,000
10/85         Fort Worth/ Cockrell St.                    -            323,000        1,136,000
11/85         Everett/ Evergreen                          -            706,000        2,294,000
11/85         Seattle/ Empire Way                         -          1,652,000        5,348,000
12/85         Amherst/ Niagra Falls                       -            132,000          701,000
12/85         West Sams Blvd.                             -            164,000        1,159,000
3/86          Jacksonville/ Wiley                         -            140,000          510,000
12/85          MacArthur Rd.                              -            204,000        1,628,000
2/86          Costa Mesa/ Pomona                          -          1,405,000        1,520,000
12/85         Brockton/ Main                              -            153,000        2,020,000
1/86          Mapleshade/ Rudderow                        -            362,000        1,811,000
1/86          Bordentown/ Groveville                      -            196,000          981,000
12/85         Eatontown/ Hwy 35                           -            308,000        4,067,000
2/86          Brea/ Imperial Hwy                          -          1,069,000        2,165,000
12/85         Denver/ Leetsdale                           -            603,000          847,000
2/86          Skokie/ McCormick                           -            638,000        1,912,000
1/86          Sun Valley/ Sheldon                         -            544,000        1,836,000
3/86          St. Louis/ Forder                           -            517,000        1,133,000
1/86          Las Vegas/ Highland                         -            432,000          848,000
5/86          Westlake Village                            -          1,205,000          995,000



                                                                   Gross Carrying Amount
                                                                    At December 31, 1997
                                                 -----------------------------------------------------------------
    Date                                                              Building &                     Accumulated
  Acquired                Description                    Land        Improvements        Total      Depreciation
------------------------------------------------------------------------------------------------------------------


10/85         San Antonio/ Wetmore Rd.                   $306,000      $1,470,000      $1,776,000        $681,000
10/85         San Antonio/ Callaghan                      288,000       1,345,000       1,633,000         629,000
10/85         San Antonio/ Zarzamora                      364,000       1,685,000       2,049,000         768,000
10/85         San Antonio/ Hackberry                      388,000       1,725,000       2,113,000         803,000
10/85         San Antonio/ Fredericksburg                 287,000       1,361,000       1,648,000         634,000
10/85         Dallas/ S. Westmoreland                     474,000       1,824,000       2,298,000         890,000
10/85         Dallas/ Alvin St.                           359,000       1,418,000       1,777,000         680,000
10/85         Fort Worth/ W. Beach St.                    356,000       1,403,000       1,759,000         673,000
10/85         Fort Worth/ E. Seminary                     382,000       1,519,000       1,901,000         724,000
10/85         Fort Worth/ Cockrell St.                    323,000       1,293,000       1,616,000         620,000
11/85         Everett/ Evergreen                          706,000       2,734,000       3,440,000       1,368,000
11/85         Seattle/ Empire Way                       1,652,000       5,919,000       7,571,000       2,901,000
12/85         Amherst/ Niagra Falls                       132,000         909,000       1,041,000         464,000
12/85         West Sams Blvd.                             164,000         865,000       1,029,000         421,000
3/86          Jacksonville/ Wiley                         140,000         735,000         875,000         339,000
12/85          MacArthur Rd.                              204,000       1,771,000       1,975,000         854,000
2/86          Costa Mesa/ Pomona                        1,405,000       1,847,000       3,252,000         879,000
12/85         Brockton/ Main                              153,000       1,763,000       1,916,000         869,000
1/86          Mapleshade/ Rudderow                        362,000       2,037,000       2,399,000         969,000
1/86          Bordentown/ Groveville                      196,000       1,111,000       1,307,000         526,000
12/85         Eatontown/ Hwy 35                           308,000       4,479,000       4,787,000       2,145,000
2/86          Brea/ Imperial Hwy                        1,069,000       2,496,000       3,565,000       1,224,000
12/85         Denver/ Leetsdale                           603,000       1,034,000       1,637,000         503,000
2/86          Skokie/ McCormick                           638,000       2,136,000       2,774,000         997,000
1/86          Sun Valley/ Sheldon                         544,000       2,162,000       2,706,000       1,009,000
3/86          St. Louis/ Forder                           517,000       1,384,000       1,901,000         636,000
1/86          Las Vegas/ Highland                         432,000       1,065,000       1,497,000         502,000
5/86          Westlake Village                          1,205,000       1,205,000       2,410,000         557,000


                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                        Costs
                                                                           Initial Cost              subsequent
                                                                 ---------------------------------to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
----------------------------------------------------------------------------------------------------------------

2/86          Colorado Springs/ Sinton                   $-           $535,000       $1,115,000        $175,000
2/86          Oklahoma City/ Penn                         -            146,000          829,000         140,000
2/86          Oklahoma City/ 39th Expressway              -            238,000          812,000         279,000
4/86          Reno/ Telegraph                             -            649,000        1,051,000         434,000
                                                  --------------------------------------------------------------


                      TOTAL                              $-        $15,525,000      $48,004,000      $7,526,000
                                                  ==============================================================


                                                                    Gross Carrying Amount
                                                                     At December 31, 1997
                                                  -----------------------------------------------------------------
    Date                                                               Building &                     Accumulated
  Acquired                Description                     Land        Improvements        Total      Depreciation
-------------------------------------------------------------------------------------------------------------------

2/86          Colorado Springs/ Sinton                    $535,000      $1,290,000      $1,825,000        $599,000
2/86          Oklahoma City/ Penn                          146,000         969,000       1,115,000         452,000
2/86          Oklahoma City/ 39th Expressway               238,000       1,091,000       1,329,000         477,000
4/86          Reno/ Telegraph                              649,000       1,485,000       2,134,000         693,000
                                                  -----------------------------------------------------------------


                      TOTAL                            $15,525,000     $55,530,000     $71,055,000     $26,486,000
                                                  =================================================================

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                  Years Ended December 31,
                                      ------------------------------------------
                                         1997           1996           1995
                                      ------------------------------------------

Balance at beginning of the period    $ 93,090,000   $ 92,252,000   $ 91,391,000

Additions during the period:
     Improvements, etc.                    903,000        838,000        861,000

Deductions during the period:
     Disposition of real estate        (22,938,000)             -              -
                                      ------------------------------------------

Balance at the close of the period    $ 71,055,000   $ 93,090,000   $ 92,252,000
                                      ==========================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                  Years Ended December 31,
                                      ------------------------------------------
                                         1997           1996           1995
                                      ------------------------------------------

Balance at beginning of the period    $ 31,366,000   $ 28,094,000   $ 24,972,000

Additions during the period:
     Depreciation                        2,570,000      3,272,000      3,122,000

Deductions during the period:
     Disposition of real estate         (7,450,000)             -              -
                                      ------------------------------------------

Balance at the close of the period    $ 26,486,000   $ 31,366,000   $ 28,094,000
                                      ==========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $71,469,000.