Form 10-Q/A
period 1998-06-30
PS PARTNERS V LTD
filed 1999-03-18
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ----------------

Commission File Number 0-14476
                       -------

              PS PARTNERS V, LTD., a California Limited Partnership
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                      95-397972
----------------------------------------                 ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)

           701 Western Avenue
          Glendale, California                                 91201-2394
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:  (818) 244-8080
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

         Condensed balance sheets at June 30, 1998
              and December 31, 1997                                       2

         Condensed statements of income for the three
              and six months ended June 30, 1998 and 1997                 3

         Condensed statements of cash flows for the
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

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                             CONDENSED BALANCE SHEET


                                                                                    June 30,         December 31,
                                                                                      1998              1997
                                                                               -------------------------------------
                                                                                  (Unaudited)
                                                                             (Restated - See Note 5)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $1,934,000         $1,002,000

Rent and other receivables                                                                 2,000                  -

Real estate facility, at cost:
     Land                                                                                574,000            574,000
     Building and equipment                                                              957,000            956,000
                                                                               -------------------------------------
                                                                                       1,531,000          1,530,000

     Less accumulated depreciation                                                      (454,000)          (430,000)
                                                                               -------------------------------------
                                                                                       1,077,000          1,100,000

Investment in real estate entities                                                    33,978,000         35,190,000

Other assets                                                                              17,000             14,000
                                                                               -------------------------------------

                                                                                     $37,008,000        $37,306,000
                                                                               =====================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                         $55,000            $82,000

Advance payments from renters                                                             15,000             13,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                     36,472,000         36,743,000
     General partners' equity                                                            466,000            468,000
                                                                               -------------------------------------

Total partners' equity                                                                36,938,000         37,211,000
                                                                               -------------------------------------

                                                                                     $37,008,000        $37,306,000
                                                                               =====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                             -----------------------------------------------------------------
                                                                  1998            1997            1998             1997
                                                             -----------------------------------------------------------------

REVENUE:

Rental income                                                       $84,000        $80,000          $166,000        $157,000
Equity in earnings of real estate entities                          876,000        824,000         1,665,000       1,509,000
Interest income                                                      26,000          7,000            43,000          12,000
                                                             -----------------------------------------------------------------
                                                                    986,000        911,000         1,874,000       1,678,000
                                                             -----------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                   27,000         22,000            53,000          48,000
Management fees                                                       5,000          4,000            10,000           9,000
Depreciation and amortization                                        12,000         12,000            24,000          24,000
Administrative                                                       45,000         42,000            67,000          63,000
                                                             -----------------------------------------------------------------
                                                                     89,000         80,000           154,000         144,000
                                                             -----------------------------------------------------------------

NET INCOME                                                         $897,000       $831,000        $1,720,000      $1,534,000
                                                             =================================================================

Limited partners' share of net income
     ($10.17 per unit in 1998 and
     $8.93 per unit in 1997)                                                                      $1,505,000      $1,321,000
General partners' share of net income                                                                215,000         213,000
                                                                                             ---------------------------------
                                                                                                  $1,720,000      $1,534,000
                                                                                             =================================

                            See accompanying notes.
                                       3

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                      1998             1997
                                                                                ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $1,720,000        $1,534,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  24,000            24,000
         (Increase) decrease in rent and other receivables                              (2,000)           11,000
         (Increase) decrease in other assets                                            (3,000)            5,000
         Decrease in accounts payable                                                  (27,000)          (54,000)
         Increase in advance payments from renters                                       2,000                 -
         Equity in earnings of real estate entities                                 (1,665,000)       (1,509,000)
                                                                                ----------------------------------

             Total adjustments                                                      (1,671,000)       (1,523,000)
                                                                                ----------------------------------

             Net cash provided by operating activities                                  49,000            11,000
                                                                                ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     2,877,000         2,116,000
         Investment in real estate entities                                                  -            (2,000)
         Additions to real estate facility                                              (1,000)          (19,000)
                                                                                ----------------------------------

             Net cash provided by investing activities                               2,876,000         2,095,000
                                                                                ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                  (1,993,000)       (1,994,000)
                                                                                ----------------------------------

             Net cash used in financing activities                                  (1,993,000)       (1,994,000)
                                                                                ----------------------------------

Net increase in cash and cash equivalents                                              932,000           112,000

Cash and cash equivalents at the beginning of the period                             1,002,000           194,000
                                                                                ----------------------------------

Cash and cash equivalents at the end of the period                                  $1,934,000          $306,000
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

                            See accompanying notes.
                                       5

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                  (UNAUDITED)


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

4. In January 1997, the Partnership, Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for respective partnership interests in PSBPLP. The general partners of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                     1998              1997
                                                  -----------       -----------
  Total revenues.........................         $43,967,000       $20,228,000
  Minority interest in income............          $5,683,000        $4,392,000
  Net income.............................         $12,919,000        $2,890,000

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the report for the quarterly period on Form 10-Q/A for the quarter ended March 31, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the three months ended June 30, 1998 was $897,000 compared to $831,000 for the three months ended June 30, 1997, representing an increase of $66,000, or 8%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in combined with an increase in interest income.

         Rental income for the Partnership's wholly-owned mini-warehouse property was $84,000 compared to $80,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $4,000, or 5%. Cost of operations (including management fees) increased $6,000, or 23%, to $32,000 from $26,000 for the three months ended June 30, 1998 and 1997, respectively.
Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $2,000, or 4%, from $54,000 to $52,000 for the three months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $876,000 in the three months ended June 30, 1998 as compared to $824,000 during the three months ended June 30, 1997, representing an increase of $52,000, or 6%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $12,000 for the three months ended June 30, 1997 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the six months ended June 30, 1998 was $1,720,000 compared to $1,534,000 for the six months ended June 30, 1997, representing an increase of $186,000, or 12%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in combined with an increase in interest income.

         Rental income for the Partnership's wholly-owned mini-warehouse property was $166,000 compared to $157,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $9,000, or 6%. Cost of operations (including management fees) increased $6,000, or 11%, to $63,000 from $57,000 for the six months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $3,000, or 3%, from $100,000 to $103,000 for the six months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,665,000 in the six months ended June 30, 1998 as compared to $1,509,000 during the six months ended June 30, 1997, representing an increase of $156,000, or 10%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $24,000 for the six months ended June 30, 1997 and 1998, respectively.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $3,574,000 compared to $3,368,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $206,000, or 6%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, partially offset by decreased occupancy levels. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.72 compared to $.67 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 94% to 93% for the three months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $144,000, or 12%, to $1,326,000 from $1,182,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, payroll, and office expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $62,000, or 3%, from $2,186,000 to $2,248,000 for the three months ended June 30, 1997 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $7,006,000 compared to $6,653,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $353,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, combined with increased occupancy rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.71 compared to $.68 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 92% to 93% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $204,000, or 9%, to $2,602,000 from $2,398,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, payroll, and repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $149,000, or 4%, from $4,255,000 to $4,404,000 for the six months ended June 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,926,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $39,000 of capital improvements for the Partnership's wholly-owned properties. Total capital improvements were $1,000 for the six months ended June 30, 1998.

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


                           DATED: March 18, 1999



                                  PS PARTNERS V, LTD.,
                                  a California Limited Partnership

                           BY:    Public Storage, Inc.
                                  General Partner



                           BY:    /s/ John Reyes
                                  ---------------------------------------------
                                  John Reyes
                                  Senior Vice President and Chief Financial
                                  Officer of Public Storage, Inc.
                                  (principal financial and accounting officer)