Form 10-Q/A
period 1998-09-30
PS PARTNERS V LTD
filed 1999-03-18
CIK 763541

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

                                    Yes X No
                                       ---  ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 1998
              and December 31, 1997                                         2

         Condensed statements of income for the three
              and nine months ended September 30, 1998 and 1997             3

         Condensed statements of cash flows for the
              nine months ended September 30, 1998 and 1997                 4-5

         Notes to condensed financial statements                            6

         Management's discussion and analysis of financial condition
              and results of operations                                     7-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                          12

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                             CONDENSED BALANCE SHEET



                                                                                 September 30,       December 31,
                                                                                      1998              1997
                                                                               -------------------------------------
                                                                                  (Unaudited)
                                                                           (Restated - See Note 5)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                             $2,425,000         $1,002,000

Rent and other receivables                                                                 5,000                  -

Real estate facility, at cost:
     Land                                                                                574,000            574,000
     Buildings and equipment                                                             963,000            956,000
                                                                               -------------------------------------
                                                                                       1,537,000          1,530,000

     Less accumulated depreciation                                                      (466,000)          (430,000)
                                                                               -------------------------------------
                                                                                       1,071,000          1,100,000

Investment in real estate entities                                                    33,495,000         35,190,000

Other assets                                                                              13,000             14,000
                                                                               -------------------------------------

                                                                                     $37,009,000        $37,306,000
                                                                               =====================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                                         $97,000            $82,000

Advance payments from renters                                                             12,000             13,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                     36,435,000         36,743,000
     General partners' equity                                                            465,000           468,000
                                                                               -------------------------------------

Total partners' equity                                                                36,900,000        37,211,000
                                                                               -------------------------------------

                                                                                     $37,009,000       $37,306,000
                                                                               =====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                             -----------------------------------------------------------------
                                                                  1998            1997            1998             1997
                                                             -----------------------------------------------------------------

REVENUE:

Rental income                                                       $83,000        $87,000          $249,000        $244,000
Equity in earnings of real estate entities                          941,000        837,000         2,606,000       2,346,000
Interest income                                                      33,000         11,000            76,000          23,000
                                                             -----------------------------------------------------------------
                                                                  1,057,000        935,000         2,931,000       2,613,000
                                                             -----------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                   27,000         21,000            80,000          69,000
Management fees                                                       5,000          5,000            15,000          14,000
Depreciation and amortization                                        12,000         12,000            36,000          36,000
Administrative                                                       54,000         51,000           121,000         114,000
                                                             -----------------------------------------------------------------
                                                                     98,000         89,000           252,000         233,000
                                                             -----------------------------------------------------------------

NET INCOME                                                         $959,000       $846,000        $2,679,000      $2,380,000
                                                             =================================================================

Limited partners' share of net income
     ($15.92 per unit in 1998 and
     $13.92 per unit in 1997)                                                                     $2,356,000      $2,060,000
General partners' share of net income                                                                323,000         320,000
                                                                                             ---------------------------------
                                                                                                  $2,679,000      $2,380,000
                                                                                             =================================

                            See accompanying notes.
                                       3

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                       1998             1997
                                                                                 ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                      $2,679,000       $2,380,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                   36,000           36,000
         (Increase) decrease in rent and other receivables                               (5,000)          13,000
         Decrease in other assets                                                         1,000           15,000
         Increase (decrease) in accounts payable                                         15,000          (47,000)
         (Decrease) increase in advance payments from renters                            (1,000)           1,000
         Equity in earnings of real estate entities                                  (2,606,000)      (2,346,000)
                                                                                 ----------------------------------

             Total adjustments                                                       (2,560,000)      (2,328,000)
                                                                                 ----------------------------------

             Net cash provided by operating activities                                  119,000           52,000
                                                                                 ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                      4,301,000        3,337,000
         Investment in real estate entities                                                   -           (2,000)
         Additions to real estate facility                                               (7,000)         (21,000)
                                                                                 ----------------------------------

             Net cash provided by investing activities                                4,294,000        3,314,000
                                                                                 ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                   (2,990,000)      (2,991,000)
                                                                                 ----------------------------------

             Net cash used in financing activities                                   (2,990,000)      (2,991,000)
                                                                                 ----------------------------------

Net increase in cash and cash equivalents                                             1,423,000          375,000

Cash and cash equivalents at the beginning of the period                              1,002,000          194,000
                                                                                 ----------------------------------

Cash and cash equivalents at the end of the period                                   $2,425,000         $569,000
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

                            See accompanying notes.
                                       5

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

4. In January 1997, the Partnership, Joint Venture, PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for respective partnership interest in PSBPLP. The general partners of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                   1998                1997
                                                -----------          -----------
  Total revenues.......................         $74,056,000         $32,478,000
  Minority interest in income..........          $8,696,000          $6,795,000
  Net income...........................         $23,541,000          $4,860,000

                              PS PARTNERS V, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q/A for the quarters ended March 31, 1998 and June 30, 1998.

RESULTS OF OPERATIONS
---------------------

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

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $83,000 compared to $87,000 for the three months ended September 30, 1998 and 1997, respectively, representing an decrease of $4,000, or 5%. Cost of operations (including management fees) increased $6,000, or 23%, to $32,000 from $26,000 for the three months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $10,000, or 16%, from $61,000 to $51,000 for the three months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $941,000 in the three months ended September 30, 1998 as compared to $837,000 during the three months ended September 30, 1997, representing an increase of $104,000, or 12%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $12,000 for the three months ended September 30, 1997 and 1998, respectively.

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

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $249,000 compared to $244,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $5,000, or 2%. Cost of operations (including management fees) increased $12,000, or 14%, to $95,000 from $83,000 for the nine months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $7,000, or 4%, from $161,000 to $154,000 for the nine months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,606,000 in the nine months ended September 30, 1998 as compared to $2,346,000 during the nine months ended September 30, 1997, representing an increase of $260,000, or 11%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $36,000 for the nine months ended September 30, 1997 and 1998, respectively.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental income for the Mini-Warehouse Properties was $3,663,000 compared to $3,504,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $159,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, partially offset by decreased occupancy levels. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.73 compared to $.70 for the three months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 94% to 93% for the three months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $64,000, or 5%, to $1,293,000 from $1,229,000 for the three months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in payroll and advertising and promotion (due primarily to the PSI national telephone reservation center) expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $95,000, or 4%, from $2,275,000 to $2,370,000 for the three months ended September 30, 1997 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental  income  for  the  Mini-Warehouse   Properties  was  $10,669,000
compared to $10,157,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $512,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.72 compared to $.68 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 93% for the nine months ended September 30, 1997 and 1998. Cost of operations (including management fees) increased $268,000, or 7%, to $3,895,000 from $3,627,000 for the nine months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, payroll, and repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $244,000, or 4%, from $6,774,000 to $6,530,000 for the nine months ended September 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($4,420,000 for the nine months ended September 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $39,000 of capital improvements for the Partnership's wholly-owned property. Total capital improvements were $7,000 for the nine months ended September 30, 1998.

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

Impact of the Year 2000 Issue
-----------------------------

         PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

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

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

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

         The total cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership and the Joint Venture is estimated at approximately $132,000. These costs are capitalized.

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