Form 10-K
period 1998-12-31
PS PARTNERS V LTD
filed 1999-03-26
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1998
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-14476
                       -------

              PS PARTNERS V, LTD., a California Limited Partnership
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                       95-3979727
----------------------------------------                  ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K. [ ]


--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the property transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI,
(iii) as of January 1, 1999, PSI owned approximately 61.39% of the Partnership's limited partnership units and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

Investment Objectives and Policies
----------------------------------

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

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and the Joint Venture. In a letter appraisal report dated December 31, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Mini-Warehouse Properties (consisting not only of the Partnership's interest but also including PSI's interest), as of November 30, 1996, was $85,100,000. NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 29% to 50%) in 32 of the Mini-Warehouse Properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the Mini-Warehouse Properties (an aggregate of $8,312,000. Value estimates were then made using both a direct capitalization analysis ($86,600,000) and a discounted cash flow analysis
($85,000,000). In applying the discounted cash flow analysis, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.0% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 12.5%. In the direct capitalization analysis, NDRC applied a 9.5% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($84,500,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
         44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1998, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 175,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 92% during 1998 and 1997. The monthly average realized rent per occupied square foot for the Mini-Warehouse Properties was $.72 in 1998 compared to $.69 in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

* Professional property operation. In addition to the approximately 170 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 120 district managers, 33 regional managers and 11 divisional managers who report to the president of the mini-warehouse property operator (who has 15 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a
         progressive  career  path.  See  "Mini-warehouse   Property  Operator."

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1998 about the Mini-Warehouse Properties:

                                          Net             Number
                                        Rentable            of                 Date of          Ownership
Location                              Square Feet         Spaces             Acquisition        Percentage
---------------------                 -----------         ------             -----------        ----------
CALIFORNIA
Brea E.                                  82,400            773                02/28/86             60.0%
   Imperial Way
Costa Mesa                               43,500            495                02/21/86             50.0
   Pomona Ave.
Sun Valley                               47,500            482                01/08/86             50.0
  Sheldon St.
Westlake Village
  Agoura Rd.                             36,000            303                05/09/86             60.0

COLORADO
Colorado Springs                         45,000            432                07/15/86            100.0
  Hollow Tree Ct.
Colorado Springs                         58,800            578                02/19/86             50.0
  N. Stinton Rd.
Denver                                   32,300            235                12/06/85             50.0
  Leetsdale Ave.

FLORIDA
Jacksonville                             31,800            331                03/12/86             60.0
  Wiley Rd.

ILLINOIS
Skokie                                   49,500            458                02/27/86             50.0
  McCormick Blvd.

MASSACHUSETTS
Brockton                                 49,800            430                12/03/85             50.0
  Main St.

MISSOURI
St. Louis                                43,900            382                03/28/86             69.7
  Forder Rd.

NEVADA
Las Vegas                                47,200            453                01/17/86             50.0
  S. Highland Dr.
Reno                                     80,800            578                04/01/86             70.6
  Telegraph Rd.


                                          Net             Number
                                        Rentable            of                 Date of          Ownership
Location                              Square Feet         Spaces             Acquisition        Percentage
---------------------                 -----------         ------             -----------        ----------
NEW JERSEY
Bordentown                               30,500            290                01/16/86             50.0%
  Route 130
Eatontown                                82,400            903                12/31/85             60.0
  Highway 35
Mapleshade                               55,400            510                01/16/86             50.0
  Rudderow Ave.

NEW YORK
Amherst                                  32,000            316                12/31/85             50.0
  Niagra Falls Blvd.

OKLAHOMA
Oklahoma City                            35,500            284                02/20/86             60.0
  N. Pennsylvania
Oklahoma City                            32,700            276                02/28/86             60.3
  NW 39th Expressway

PENNSYLVANIA
Whitehall                                54,300            538                12/03/85             50.0
  MacArthur Rd.

TEXAS
Dallas                                   53,200            453                10/04/85             66.4
   Alvin St.
Dallas                                   65,700            670                10/04/85             66.4
  S. Westmoreland
Ft. Worth                                52,500            500                10/04/85             66.4
  Cockrell St.
Ft. Worth                                58,600            588                10/04/85             66.4
  E. Seminary Dr.
Ft. Worth                                54,200            524                10/04/85             66.4
  W. Beach St.
San Antonio                              53,000            513                10/04/85             66.4
  Callaghan Rd.
San Antonio                              53,100            492                10/04/85             66.4
  Fredericksburg Rd.
San Antonio                              54,000            528                10/04/85             66.4
  Hackberry St.
San Antonio                              56,700            567                10/04/85             66.4
  Wetmore Rd.
San Antonio                              48,700            530                10/04/85             66.4
  Zarzamora Rd.

UTAH
Kearns                                   48,400            489                12/18/85             50.0
  W. Sams Blvd.


                                          Net             Number
                                        Rentable            of                 Date of          Ownership
Location                              Square Feet         Spaces             Acquisition        Percentage
---------------------                 -----------         ------             -----------        ----------
WASHINGTON
Everett                                  83,100          1,008                11/07/85             50.0%
  Evergreen Way
Seattle                                 132,200          1,474                11/07/85             50.0
  Empire Way South


         The weighted average occupancy level for the Mini-Warehouse Properties remained stable at 92% during 1998 and 1997. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.72 in 1998 compared to $.69 in 1997.

         Substantially all of the facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Mini-Warehouse Properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         No material legal proceeding is pending against the Partnership or the Joint Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1998, there were approximately 2,685 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                  For the Years Ended December 31,
                                              ------------------------------------------------------------------------
                                                 1998            1997           1996            1995            1994
                                              ---------       ---------      ---------       ---------       ---------
                                                                (In thousands, except per Unit data)

Total Revenues                                 $ 3,930         $ 3,420         $ 3,467        $ 3,644         $ 3,619

Depreciation and amortization                       49              49             521            481             506

Net income                                       3,621           3,118           2,187          2,403           2,336

   Limited partners' share                       3,190           2,692           1,771          1,885           1,918

   General partners' share                         431             426             416            518             418

Limited partners' per unit data (a)

   Net income                                  $ 21.55         $ 18.19         $ 11.97        $ 12.74         $ 12.96

   Cash distributions (b)                      $ 24.00         $ 24.00         $ 24.00        $ 30.02         $ 24.00

As of December 31,
------------------
Cash and cash equivalents                      $ 2,702         $ 1,002           $ 194        $ 1,686         $ 1,513

Total assets                                  $ 36,935        $ 37,306        $ 38,192       $ 39,977        $ 42,529


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

ITEM 7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Partnership's net income was $3,621,000 in 1998 compared to $3,118,000 in 1997, representing an increase of $503,000, or 16.1%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties') combined with an increase in interest income.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned property was $324,000 in 1998 compared to $328,000 during 1997, representing a decrease of $4,000, or 1.2%. Cost of operations (including management fees) increased $9,000, or 8.0%, to $121,000 during 1998 from $112,000 in 1997.
Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $13,000, or 6.0%, to $203,000 in 1998 from $216,000 in 1997.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $3,494,000 in 1998 as compared to $3,056,000 during 1997, representing an increase of $438,000, or 14.3%. The increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties combined with the Partnership's share of increased operating results of PSBPLP.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $3,118,000 in 1997 compared to $2,187,000 in 1996, representing an increase of $931,000, or 42.6%. The increase is due primarily to the Partnership's share of an improvement in operations of the Mini-Warehouse Properties and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

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

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 1998 and 1997, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997: Rental income for the Mini-Warehouse Properties was $14,256,000 in 1998 compared to $13,595,000 during 1997, representing an increase of $661,000, or 4.9%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot was $.72 in 1998 compared to $.69 in 1997. The weighted average occupancy levels remained stable at 92% during 1998 and 1997. Cost of operations (including management fees) increased $334,000, or 6.8%, to $5,273,000 during 1998 from $4,939,000 in 1997.
This increase was primarily attributable to increases in advertising, repairs and maintenance, property tax, and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $327,000, or 3.8%, from $8,656,000 in 1997 to $8,983,000 during 1998.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $13,595,000 in 1997 compared to $12,780,000 during 1996, representing an increase of $815,000, or 6.4%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.69 in 1997 compared to $.65 in 1996. The weighted average occupancy levels decreased from 93% in 1996 to 92% in 1997. Cost of operations (including management fees) increased $204,000, or 4.3%, to $4,939,000 during 1997 from $4,735,000 in 1996. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $611,000, or 7.6%, from $8,045,000 in 1996 to $8,656,000 during 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 1998 of $2,702,000.

         Cash flow from operating activities and distributions from Real Estate Entities ($5,703,000 for the year ended December 31, 1998) has been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $17,000, $21,000, and $201,000 in 1998, 1997, and 1996, respectively. During 1999, the Partnership anticipates approximately $3,000 of capital improvements to the Partnership's wholly-owned property. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1998 and prior years were as follows:

                                 Total              Per Unit
                               ----------           --------
             1998              $3,986,000            $24.00
             1997               3,987,000             24.00
             1996               3,986,000             24.00
             1995               4,986,000             30.02
             1994               3,987,000             24.00
             1993               3,256,000             19.60
             1992               3,326,000             20.02
             1991               4,224,000             25.43
             1990               3,378,000             20.34
             1989               4,983,000             30.00
             1988               4,983,000             30.00
             1987               4,671,000             28.12
             1986               4,153,000             25.00
             1985               1,192,000              8.22

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

IMPACT OF YEAR 2000
-------------------

         The Partnership utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year

2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership and the Joint Venture is estimated at approximately $148,000. These costs are capitalized. PSI's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI and the Partnership expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Partnership or PSI has identified all potential Y2K Issues either within the Partnership, at PSI, or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.

         None.


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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

      Name                                     Positions with PSI
------------------------      -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President
Obren B. Gerich               Senior Vice President
Marvin M. Lotz                Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 65, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, has been employed by PSI for 21 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 39 became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 38, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 56, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 49, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 47, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 37, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 59, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 63, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Mutual Funds, ReadyPac Produce, Inc., Royce Medical Company, SupraLife International and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 65, became a director of PSI in November 1991. Since January 1999, Mr. Baker has been President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the

Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company .

         Thomas J. Barrack, Jr., age 51, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc., Harvey's Acquisition Corp. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 50, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 46, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997. He has been a director of Duke Realty Investments, Inc. since 1993. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

         Based on a review of the reports filed under Section 16 (a) of the Securities Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1998, B. Wayne Hughes, Jr. and Thomas J. Barrack, Jr., each of whom is a director of PSI, a General Partner of the Partnership, each filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after its due date.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At January 1, 1999, PSI beneficially owned more than 5% or more of the Units of the Partnership:


     Title                                            Amount of         Percent
      of              Name and Address of             Beneficial          of
     Class             Beneficial Owner               Ownership          Class
-------------     ----------------------------     ----------------     -------

Units of          Public Storage, Inc.
Limited           701 Western Avenue
Partnership       Glendale, CA 91201-2394  (1)     90,859 Units (1)     61.39%
Interest


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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1998, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 1998, approximately $399,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1998, the Partnership and the Joint Venture paid fees of $855,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Partnership and Joint Venture's business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership and Joint Venture of 5% of the gross revenues of the commercial space operated for the Partnership and the Joint Venture. In January 1997, the Partnership, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

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

                             PS PARTNERS V, LTD.,
                             a California Limited Partnership
Dated:  March 26, 1999       By:   Public Storage, Inc., General Partner

                                   By:   /s/ B Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, Chairman of the Board

                             By:   /s/ B Wayne Hughes
                                   --------------------------------------
                                   B. Wayne Hughes, General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


         Signature                                   Capacity                               Date
------------------------------    ------------------------------------------------     --------------

/s/ B. Wayne Hughes               Chairman of the Board and Chief                      March 26, 1999
------------------------------    Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                   General Partner (principal executive officer)


/s/ Harvey Lenkin                 President and Director                               March 26, 1999
------------------------------    of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.          Vice President and Director                          March 26, 1999
------------------------------    of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                    Senior Vice President and Chief Financial Officer    March 26, 1999
------------------------------    of Public Storage, Inc. (principal financial
John Reyes                        officer and principal accounting officer)


/s/ Robert J. Abernethy           Director of Public Storage, Inc.                     March 26, 1999
------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff              Director of Public Storage, Inc.                     March 26, 1999
------------------------------
Dann V. Angeloff

/s/ William C. Baker              Director of Public Storage, Inc.                     March 26, 1999
------------------------------
William C. Baker

                                  Director of Public Storage, Inc.
------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                Director of Public Storage, Inc.                     March 26, 1999
------------------------------
Uri P. Harkham

                                  Director of Public Storage, Inc.
------------------------------
Daniel C. Staton


                               PS PARTNERS V, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))


                                                                      Page
                                                                   References
                                                                   ----------
PS PARTNERS V, LTD.

     Report of Independent Auditors                                    F-1

     Financial Statements and Schedules:

       Balance Sheets as of December 31, 1998 and 1997                 F-2

       For the years ended December 31, 1998, 1997 and 1996:           F-3

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

     SEI/PSP V JOINT VENTURES

         Report of Independent Auditors                               F-14

         Financial Statements:

         Balance Sheets as of December 31, 1998 and 1997              F-15

         For the years ended December 31, 1998, 1997 and 1996:

              Statements of Income                                    F-16

              Statements of Partners' Equity                          F-17

              Statements of Cash Flows                             F-18 - F-19

         Notes to Financial Statements                             F-20 - F-23

         Schedule

           Schedule III - Real Estate and Accumulated Depreciation F-24 - F-26

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
PS Partners V, Ltd.,
A California Limited Partnership


We have audited the balance sheets of PS Partners V, Ltd., a California Limited Partnership as of December 31, 1998 and 1997 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners V, Ltd., a California Limited Partnership, at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP




February 10, 1999
Los Angeles, California

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                                                                          1998              1997
                                                                                   -------------------------------------

                                     ASSETS

Cash and cash equivalents                                                             $    2,702,000     $    1,002,000

Rent and other receivables                                                                     1,000                  -

Real estate facility, at cost:
     Land                                                                                    574,000            574,000
     Buildings and equipment                                                                 973,000            956,000
                                                                                   -------------------------------------
                                                                                           1,547,000          1,530,000

     Less accumulated depreciation                                                          (479,000)          (430,000)
                                                                                   -------------------------------------
                                                                                           1,068,000          1,100,000

Investment in real estate entities                                                        33,161,000         35,190,000

Other assets                                                                                   3,000             14,000
                                                                                   -------------------------------------

                                                                                      $   36,935,000     $   37,306,000
                                                                                   =====================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                      $       80,000     $       82,000

Advance payments from renters                                                                  9,000             13,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                         36,381,000         36,743,000
     General partners' equity                                                                465,000            468,000
                                                                                   -------------------------------------

             Total partners' equity                                                       36,846,000         37,211,000
                                                                                   -------------------------------------

                                                                                      $   36,935,000     $   37,306,000
                                                                                   =====================================

                            See accompanying notes.
                                      F-2

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                                       1998               1997               1996
                                                                ---------------------------------------------------------

REVENUE:

Rental income                                                     $       324,000    $       328,000    $     1,150,000
Equity in earnings of real estate entities                              3,494,000          3,056,000          2,221,000
Interest income                                                           112,000             36,000             96,000
                                                                --------------------------------------------------------
                                                                        3,930,000          3,420,000          3,467,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        102,000             92,000            564,000
Management fees                                                            19,000             20,000             61,000
Depreciation and amortization                                              49,000             49,000            521,000
Administrative                                                            139,000            141,000            134,000
                                                                --------------------------------------------------------
                                                                          309,000            302,000          1,280,000
                                                                --------------------------------------------------------

NET INCOME                                                        $     3,621,000    $     3,118,000    $     2,187,000
                                                                ========================================================

Limited partners' share of net income
     ($21.55, $18.19, and $11.97 per unit in
     1998, 1997, and 1996, respectively)                          $     3,190,000    $     2,692,000    $     1,771,000
General partners' share of net income                                     431,000            426,000            416,000
                                                                --------------------------------------------------------
                                                                  $     3,621,000    $     3,118,000    $     2,187,000
                                                                ========================================================

                            See accompanying notes.
                                      F-3

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1998, 1997, and 1996


                                                                     Limited            General
                                                                     Partners           Partners            Total
                                                                --------------------------------------------------------

Balances at December 31, 1995                                     $    39,384,000    $       495,000    $    39,879,000

Net income                                                              1,771,000            416,000          2,187,000

Distributions                                                          (3,552,000)          (434,000)        (3,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1996                                          37,603,000            477,000         38,080,000

Net income                                                              2,692,000            426,000          3,118,000

Distributions                                                          (3,552,000)          (435,000)        (3,987,000)
                                                                --------------------------------------------------------

Balances at December 31, 1997                                          36,743,000            468,000         37,211,000

Net income                                                              3,190,000            431,000          3,621,000

Distributions                                                          (3,552,000)          (434,000)        (3,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1998                                     $    36,381,000    $       465,000    $    36,846,000
                                                                ========================================================

                            See accompanying notes.
                                      F-4

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996


                                                                            1998               1997              1996
                                                                      -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                           $    3,621,000    $    3,118,000     $    2,187,000

    Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                            49,000            49,000            521,000
        (Increase) decrease in rent and other receivables                        (1,000)           13,000            (13,000)
        Decrease (increase) in other assets                                      11,000            14,000            (15,000)
        (Decrease) increase in accounts payable                                  (2,000)          (15,000)            14,000
        Decrease in advance payments from renters                                (4,000)           (2,000)                 -
        Equity in earnings of real estate entities                           (3,494,000)       (3,056,000)        (2,221,000)
                                                                      -------------------------------------------------------

             Total adjustments                                               (3,441,000)       (2,997,000)        (1,714,000)
                                                                      -------------------------------------------------------

             Net cash provided by operating activities                          180,000           121,000            473,000
                                                                      -------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

        Distributions from real estate entities                               5,523,000         4,695,000          2,222,000
        Additions to real estate facilities                                     (17,000)          (21,000)          (201,000)
                                                                      -------------------------------------------------------

             Net cash provided by investing activities                        5,506,000         4,674,000          2,021,000
                                                                      -------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

        Distributions to partners                                            (3,986,000)       (3,987,000)        (3,986,000)
                                                                      -------------------------------------------------------

             Net cash used in financing activities                           (3,986,000)       (3,987,000)        (3,986,000)
                                                                      -------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          1,700,000           808,000         (1,492,000)

Cash and cash equivalents at the beginning of the period                      1,002,000           194,000          1,686,000
                                                                      -------------------------------------------------------

Cash and cash equivalents at the end of the period                       $    2,702,000    $    1,002,000     $      194,000
                                                                      ========================================================

                            See accompanying notes.
                                      F-5

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)


                                                                                  1998           1997           1996
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate entities                                              $-          $(6,608,000)      $-

    Transfer of real estate facility for interest in real estate entities,
    net                                                                              -            6,608,000        -

                            See accompanying notes.
                                      F-6

                              PS PARTNERS V, Ltd.,
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini-warehouse properties in which the Partnership has an interest.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Partnership has ownership interests in 33 properties in 14 states (collectively referred to as the "Mini-Warehouse Properties"), which exclude two properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 32 of the properties are owned by SEI/PSP V Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 50% to 70.6%.

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

         Allocation of Net Income
         ------------------------

                  The General Partners' share of net income consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see Note 4) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income is allocated to the limited partners.

         Per Unit Data
         -------------

                  Per unit data is based on the number of limited partnership units (148,000) outstanding during the year.

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's and the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Partnership is not aware of any environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership's disclosures.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit has remained at $24.00 per year during 1998, 1997, and 1996.

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

                  In January 1997, the Partnership, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP")

3.       INVESTMENT IN REAL ESTATE ENTITIES

                 During 1998, 1997, and 1996, the Partnership recognized earnings from the Real Estate Entities of $3,494,000, $3,056,000 and $2,221,000, respectively, and received cash distributions totaling $5,523,000, $4,695,000, and $2,222,000, respectively from the Real
         Estate Entities.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                          1998          1997
                                                      ------------   -----------
 For the year ended December 31,
     Total revenues                                   $105,123,000   $45,498,000
     Minority interest in income                        11,208,000     8,566,000
     Net income                                         36,453,000    10,359,000

 At December 31,
     Total assets, net of accumulated depreciation    $768,755,000  $384,357,000
     Total liabilities                                  67,775,000    12,928,000
     Total minority interest                           153,015,000   168,665,000
     Total equity                                      547,965,000   202,764,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties purchased by PSBPLP during 1997 and 1998.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1998, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                   Unaudited taxable net income was $3,668,000, $6,409,000 and $1,831,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------


    7/86      Colorado Springs/ Hollow Tree             $-            $574,000         $726,000        $247,000
                                                  ================================================================


                                                                  Gross Carrying Amount
                                                                   At December 31, 1998
                                                  ---------------------------------------------------------------
    Date                                                             Buildings &                    Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------


    7/86      Colorado Springs/ Hollow Tree             $574,000        $973,000      $1,547,000        $479,000
                                                  ===============================================================

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                   Years Ended December 31,
                                       -----------------------------------------
                                           1998           1997           1996
                                       -----------------------------------------

Balance at beginning of the period     $ 1,530,000   $ 12,618,000   $ 12,417,000

Additions during the period:
     Improvements, etc.                     17,000         21,000        201,000

Deductions during the period:
     Disposition of real estate                  -    (11,109,000)             -
                                       -----------------------------------------

Balance at the close of the period     $ 1,547,000   $  1,530,000   $ 12,618,000
                                       =========================================


                    ACCUMULATED DEPRECIATION RECONCILIATION

                                                   Years Ended December 31,
                                       -----------------------------------------
                                          1998          1997            1996
                                       -----------------------------------------

Balance at beginning of the period     $ 430,000    $ 4,882,000     $ 4,361,000

Additions during the period:
     Depreciation                         49,000         49,000         521,000

Deductions during the period:
     Disposition of real estate                -     (4,501,000)              -
                                       -----------------------------------------

Balance at the close of the period     $ 479,000    $   430,000     $ 4,882,000
                                       =========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $1,579,000.

                         Report of Independent Auditors




The Partners
SEI/PSP V Joint Ventures


We have audited the balance sheets of the SEI/PSP V Joint Ventures as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP V Joint Ventures at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP

February 10, 1999
Los Angeles, CA

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1998 and 1997



                                                                                          1998               1997
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                   $312,000            $236,000

Rent and other receivables                                                                    89,000              82,000

Real estate facilities, at cost:
     Land                                                                                 15,525,000          15,525,000
     Buildings and equipment                                                              56,324,000          55,530,000
                                                                                   --------------------------------------
                                                                                          71,849,000          71,055,000

         Less accumulated depreciation                                                   (29,144,000)        (26,486,000)
                                                                                   --------------------------------------
                                                                                          42,705,000          44,569,000

Investment in real estate entity                                                          16,110,000          15,893,000

Other assets                                                                                 125,000             123,000
                                                                                   --------------------------------------

                                                                                         $59,341,000         $60,903,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                            $866,000            $704,000

Advance payments from renters                                                                415,000             393,000

Partners' equity:
     PS Partners V, Ltd.                                                                  26,379,000          28,471,000
     Public Storage, Inc.                                                                 31,681,000          31,335,000
                                                                                   --------------------------------------

Total partners' equity                                                                    58,060,000          59,806,000
                                                                                   --------------------------------------

                                                                                         $59,341,000         $60,903,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                                         1998              1997              1996
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $13,932,000       $13,267,000       $14,692,000
Equity in earnings of real estate entity                                    931,000           653,000                 -
                                                                   -----------------------------------------------------
                                                                         14,863,000        13,920,000        14,692,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,316,000         4,031,000         4,669,000
Management fees                                                             836,000           796,000           859,000
Depreciation and amortization                                             2,658,000         2,570,000         3,272,000
Interest expense                                                                  -                 -           214,000
                                                                   -----------------------------------------------------
                                                                          7,810,000         7,397,000         9,014,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $7,053,000        $6,523,000        $5,678,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners V, Ltd.'s share                                    $3,229,000        $2,870,000        $2,221,000
          Public Storage Inc.'s share                                     3,824,000         3,653,000         3,457,000
                                                                   -----------------------------------------------------
                                                                         $7,053,000        $6,523,000        $5,678,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1998, 1997, and 1996

                                                                   PS Partners        Public Storage
                                                                     V, Ltd.               Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1995                                        $30,222,000        $30,459,000        $60,681,000

Net income                                                             2,221,000          3,457,000          5,678,000

Distributions                                                         (2,222,000)        (2,859,000)        (5,081,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1996                                         30,221,000         31,057,000         61,278,000

Net income                                                             2,870,000          3,653,000          6,523,000

Distributions                                                         (4,620,000)        (3,375,000)        (7,995,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1997                                         28,471,000         31,335,000         59,806,000

Net income                                                             3,229,000          3,824,000          7,053,000

Distributions                                                         (5,321,000)        (3,478,000)        (8,799,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1998                                        $26,379,000        $31,681,000        $58,060,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996


                                                                              1998            1997            1996
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $7,053,000      $6,523,000      $5,678,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,658,000        2,570,000       3,272,000
         (Increase) decrease in rent and other receivables                      (7,000)          65,000         (70,000)
         (Increase) decrease in other assets                                    (2,000)         132,000         (93,000)
         Increase (decrease) in accounts payable                               162,000           (5,000)        (40,000)
         Increase (decrease) in advance payments from renters                   22,000           (5,000)         (7,000)
         Equity in earnings of real estate entity                             (931,000)        (653,000)              -
                                                                        -------------------------------------------------

              Total adjustments                                              1,902,000        2,104,000       3,062,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      8,955,000        8,627,000       8,740,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:

         Distributions from real estate entity                                 714,000          248,000               -
         Additions to real estate facilities                                  (794,000)        (903,000)       (838,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                           (80,000)        (655,000)       (838,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (8,799,000)      (7,995,000)     (5,081,000)
         Principal payments on mortgage note payable                                 -                -      (2,935,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (8,799,000)      (7,995,000)     (8,016,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            76,000          (23,000)       (114,000)

Cash and cash equivalents at the beginning of the period                       236,000          259,000         373,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $312,000         $236,000        $259,000
                                                                        =================================================

                            See accompanying notes.
                                      F-18

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)


                                                                                  1998            1997          1996
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                               $-        $(15,488,000)        $-

     Transfer of real estate facility for interest in real estate entity, net        -          15,488,000          -

                            See accompanying notes.
                                      F-19

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Joint Venture is not aware of any environmental contamination of the Mini-Warehouses which individually or in the aggregate would be material to the Joint Venture's overall business, financial condition, or results of operations.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Joint Venture adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Joint Venture only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Joint Venture's disclosures.

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

                  In January 1997, the Joint Venture and PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP").

4.       INVESTMENT IN REAL ESTATE ENTITY

                  In 1998 and 1997, the Joint Venture recognized $931,000 and $653,000, respectively, in equity in earnings of real estate entity with respect to the investment in PSBPLP, described in Note 3 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                         1998           1997
                                                     ------------   ------------
For the year ended December 31,
    Total revenues                                    $90,260,000    $31,578,000
    Minority interest in income                        11,208,000      8,566,000
    Net income                                         29,400,000      3,836,000

At December 31,
    Total assets, net of accumulated depreciation    $709,414,000   $323,454,000
    Total liabilities                                  66,494,000     11,831,000
    Total minority interest                           153,015,000    168,665,000
    Total equity                                      489,905,000    142,958,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties purchased by PSBPLP during 1997 and 1998.

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

                  Unaudited taxable net income was $5,784,000, $6,376,000 and $5,220,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------

10/85         San Antonio/ Wetmore Rd.                   $-           $306,000       $1,079,000        $419,000
10/85         San Antonio/ Callaghan                      -            288,000        1,016,000         346,000
10/85         San Antonio/ Zarzamora                      -            364,000        1,281,000         412,000
10/85         San Antonio/ Hackberry                      -            388,000        1,367,000         382,000
10/85         San Antonio/ Fredericksburg                 -            287,000        1,009,000         376,000
10/85         Dallas/ S. Westmoreland                     -            474,000        1,670,000         195,000
10/85         Dallas/ Alvin St.                           -            359,000        1,266,000         168,000
10/85         Fort Worth/ W. Beach St.                    -            356,000        1,252,000         173,000
10/85         Fort Worth/ E. Seminary                     -            382,000        1,346,000         179,000
10/85         Fort Worth/ Cockrell St.                    -            323,000        1,136,000         168,000
11/85         Everett/ Evergreen                          -            706,000        2,294,000         457,000
11/85         Seattle/ Empire Way                         -          1,652,000        5,348,000         625,000
12/85         Amherst/ Niagra Falls                       -            132,000          701,000         246,000
12/85         West Sams Blvd.                             -            164,000        1,159,000        (264,000)
3/86          Jacksonville/ Wiley                         -            140,000          510,000         240,000
12/85          MacArthur Rd.                              -            204,000        1,628,000         155,000
2/86          Costa Mesa/ Pomona                          -          1,405,000        1,520,000         343,000
12/85         Brockton/ Main                              -            153,000        2,020,000        (235,000)
1/86          Mapleshade/ Rudderow                        -            362,000        1,811,000         253,000
1/86          Bordentown/ Groveville                      -            196,000          981,000         156,000
12/85         Eatontown/ Hwy 35                           -            308,000        4,067,000         466,000
2/86          Brea/ Imperial Hwy                          -          1,069,000        2,165,000         356,000
12/85         Denver/ Leetsdale                           -            603,000          847,000         197,000
2/86          Skokie/ McCormick                           -            638,000        1,912,000         240,000
1/86          Sun Valley/ Sheldon                         -            544,000        1,836,000         351,000
3/86          St. Louis/ Forder                           -            517,000        1,133,000         257,000
1/86          Las Vegas/ Highland                         -            432,000          848,000         241,000
5/86          Westlake Village                            -          1,205,000          995,000         216,000



                                                                Gross Carrying Amount
                                                                 At December 31, 1998
                                                ---------------------------------------------------------------
    Date                                                           Buildings &                   Accumulated
  Acquired                Description                 Land        Improvements        Total      Depreciation
---------------------------------------------------------------------------------------------------------------

10/85         San Antonio/ Wetmore Rd.                $306,000      $1,498,000      $1,804,000        $754,000
10/85         San Antonio/ Callaghan                   288,000       1,362,000       1,650,000         699,000
10/85         San Antonio/ Zarzamora                   364,000       1,693,000       2,057,000         852,000
10/85         San Antonio/ Hackberry                   388,000       1,749,000       2,137,000         885,000
10/85         San Antonio/ Fredericksburg              287,000       1,385,000       1,672,000         713,000
10/85         Dallas/ S. Westmoreland                  474,000       1,865,000       2,339,000         968,000
10/85         Dallas/ Alvin St.                        359,000       1,434,000       1,793,000         746,000
10/85         Fort Worth/ W. Beach St.                 356,000       1,425,000       1,781,000         737,000
10/85         Fort Worth/ E. Seminary                  382,000       1,525,000       1,907,000         796,000
10/85         Fort Worth/ Cockrell St.                 323,000       1,304,000       1,627,000         683,000
11/85         Everett/ Evergreen                       706,000       2,751,000       3,457,000       1,508,000
11/85         Seattle/ Empire Way                    1,652,000       5,973,000       7,625,000       3,161,000
12/85         Amherst/ Niagra Falls                    132,000         947,000       1,079,000         510,000
12/85         West Sams Blvd.                          164,000         895,000       1,059,000         467,000
3/86          Jacksonville/ Wiley                      140,000         750,000         890,000         381,000
12/85          MacArthur Rd.                           204,000       1,783,000       1,987,000         932,000
2/86          Costa Mesa/ Pomona                     1,405,000       1,863,000       3,268,000         968,000
12/85         Brockton/ Main                           153,000       1,785,000       1,938,000         946,000
1/86          Mapleshade/ Rudderow                     362,000       2,064,000       2,426,000       1,062,000
1/86          Bordentown/ Groveville                   196,000       1,137,000       1,333,000         575,000
12/85         Eatontown/ Hwy 35                        308,000       4,533,000       4,841,000       2,347,000
2/86          Brea/ Imperial Hwy                     1,069,000       2,521,000       3,590,000       1,328,000
12/85         Denver/ Leetsdale                        603,000       1,044,000       1,647,000         552,000
2/86          Skokie/ McCormick                        638,000       2,152,000       2,790,000       1,091,000
1/86          Sun Valley/ Sheldon                      544,000       2,187,000       2,731,000       1,118,000
3/86          St. Louis/ Forder                        517,000       1,390,000       1,907,000         705,000
1/86          Las Vegas/ Highland                      432,000       1,089,000       1,521,000         556,000
5/86          Westlake Village                       1,205,000       1,211,000       2,416,000         618,000

                                      F-24

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------

2/86          Colorado Springs/ Sinton                   $-           $535,000       $1,115,000        $209,000
2/86          Oklahoma City/ Penn                         -            146,000          829,000         162,000
2/86          Oklahoma City/ 39th Expressway              -            238,000          812,000         314,000
4/86          Reno/ Telegraph                             -            649,000        1,051,000         517,000
                                                  ----------------------------------------------------------------

                      TOTAL                              $-        $15,525,000      $48,004,000      $8,320,000
                                                  ================================================================


                                                                  Gross Carrying Amount
                                                                   At December 31, 1998
                                                  --------------------------------------------------------------
    Date                                                             Buildings &                    Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------

2/86          Colorado Springs/ Sinton                  $535,000      $1,324,000      $1,859,000        $661,000
2/86          Oklahoma City/ Penn                        146,000         991,000       1,137,000         499,000
2/86          Oklahoma City/ 39th Expressway             238,000       1,126,000       1,364,000         544,000
4/86          Reno/ Telegraph                            649,000       1,568,000       2,217,000         782,000
                                                  ---------------------------------------------------------------

                      TOTAL                          $15,525,000     $56,324,000     $71,849,000     $29,144,000
                                                  ===============================================================

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                   Years Ended December 31,
                                       -----------------------------------------
                                           1998          1997           1996
                                       -----------------------------------------

Balance at beginning of the period     $ 71,055,000  $ 93,090,000   $ 92,252,000

Additions during the period:
     Improvements, etc.                     794,000       903,000        838,000

Deductions during the period:
     Disposition of real estate                   -   (22,938,000)             -
                                       -----------------------------------------

Balance at the close of the period     $ 71,849,000  $ 71,055,000   $ 93,090,000
                                       =========================================


ACCUMULATED DEPRECIATION RECONCILIATION

                                                   Years Ended December 31,
                                       -----------------------------------------
                                          1998          1997           1996
                                       -----------------------------------------

Balance at beginning of the period     $ 26,486,000  $ 31,366,000   $ 28,094,000

Additions during the period:
     Depreciation                         2,658,000     2,570,000      3,272,000

Deductions during the period:
     Disposition of real estate                   -    (7,450,000)             -
                                       -----------------------------------------

Balance at the close of the period     $ 29,144,000  $ 26,486,000   $ 31,366,000
                                       =========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $72,142,000.