Form 10-K405
period 1999-12-31
PS PARTNERS V LTD
filed 2000-03-28
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1999
                          -----------------

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2000, PSI owned approximately 61.62% of the Partnership's limited partnership units and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and the Joint Venture. In a letter appraisal report dated December 31, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Mini-Warehouse Properties (consisting not only of the Partnership's interest but also including PSI's interest), as of November 30, 1996, was $85,100,000. NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 50% to 71%) in 32 of the Mini-Warehouse Properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the Mini-Warehouse Properties (an aggregate of $8,312,000). Value estimates were then made using both a direct capitalization analysis ($86,600,000) and a discounted cash flow analysis ($85,000,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.0% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 12.5%. In the direct capitalization analysis, NDRC applied a 9.5% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($84,500,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

COMPETITION
-----------

         Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnerships facilities. Recent increases in development of mini-warehouse facilities have intensified the competition among mini-warehouse operators in many market areas in which the Partnership operates. In recent years consolidation has occurred in the fragmented mini-warehouse industry.

         The Partnership believes that the significant operating and financial experience of PSI's officers and directors, combined with the Partnership's geographic diversity, economies of scale and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

BUSINESS ATTRIBUTES
-------------------

         Under PSI operation, the Partnership's facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. This distribution system is designed to maximize revenue through pricing and occupancy. The distribution system was significantly enhanced during 1996 with the introduction and implementation of the national telephone reservation center and new facility management software.

         NATIONAL TELEPHONE RESERVATION SYSTEM: Commencing in early 1996, PSI began to implement a national telephone reservation system designed to provide added customer service and maximize utilization of available mini-warehouse space. Customers calling either the PSI's toll-free telephone referral system,
(800) 44-STORE, or a mini-warehouse facility are directed to the national reservation system where a representative discusses with the customer space requirements, price and location.

         PSI believes that the national telephone reservation system has enhanced the Partnership's ability to effectively market mini-warehouse and is primarily responsible for the Partnership's realized rental rates experienced at the mini-warehouse facilities during the past three years.

         ECONOMIES OF SCALE: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 1999, PSI operated 1,358 mini-warehouse facilities (including 35 managed for third parties) in 37 states and had over 663,000 spaces rented. The size and scope of the PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

         BRAND NAME RECOGNITION: The Partnership's operations are conducted under the "Public Storage" brand name, which the Partnership believes is the most recognized and established name in the mini-warehouse industry. PSI manages mini-warehouse operations conducted in 37 states, giving it national recognition and prominence. PSI focuses its operations within those states in the major metropolitan markets. This concentration establishes PSI as one of the dominant providers of storage space in each market that it operates in and enables it to use a variety of promotional activities, such as television and radio advertising as well as targeted discounting and referrals, which are generally not economically viable to its competitors.

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

         The Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 235 to 1,491 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

ITEM 2.  PROPERTIES.
         -----------

         The following table sets forth information as of December 31, 1999 about the Mini-Warehouse Properties:

                                Net         Number
                             Rentable         of        Date of      Ownership
Location                    Square Feet     Spaces    Acquisition   Percentage
-------------------------   -----------     ------    -----------   ----------
CALIFORNIA
Brea E.                        82,400         773       02/28/86      60.0%
   Imperial Way
Costa Mesa                     43,500         495       02/21/86      50.0
   Pomona Ave.
Sun Valley                     47,500         482       01/08/86      50.0
  Sheldon St.
Westlake Village               36,000         303       05/09/86      60.0
  Agoura Rd.

COLORADO
Colorado Springs               45,000         432       07/15/86     100.0
  Hollow Tree Ct.
Colorado Springs               58,800         578       02/19/86      50.0
  N. Stinton Rd.
Denver                         32,300         235       12/06/85      50.0
  Leetsdale Ave.

FLORIDA
Jacksonville                   31,800         325       03/12/86      60.0
  Wiley Rd.

ILLINOIS
Skokie                         49,500         458       02/27/86      50.0
  McCormick Blvd.

MASSACHUSETTS
Brockton                       49,800         430       12/03/85      50.0
  Main St.

MISSOURI
St. Louis                      43,900         382       03/28/86      69.7
  Forder Rd.

NEVADA
Las Vegas                      47,300         435       01/17/86      50.0
  S. Highland Dr.
Reno                           81,000         570       04/01/86      70.6
  Telegraph Rd.

                                Net         Number
                             Rentable         of        Date of      Ownership
Location                    Square Feet     Spaces    Acquisition   Percentage
-------------------------   -----------     ------    -----------   ----------
NEW JERSEY
Bordentown                     30,500         290       01/16/86      50.0%
  Route 130
Eatontown                      82,300         897       12/31/85      60.0
  Highway 35
Mapleshade                     55,400         502       01/16/86      50.0
  Rudderow Ave.

NEW YORK
Amherst                        32,000         307       12/31/85      50.0
  Niagra Falls Blvd.

OKLAHOMA
Oklahoma City                  35,300         278       02/20/86      60.0
  N. Pennsylvania
Oklahoma City                  32,700         276       02/28/86      60.3
  NW 39th Expressway

PENNSYLVANIA
Whitehall                      54,300         538       12/03/85      50.0
  MacArthur Rd.

TEXAS
Dallas                         53,200         453       10/04/85      66.4
   Alvin St.
Dallas                         65,500         666       10/04/85      66.4
  S. Westmoreland
Ft. Worth                      52,500         500       10/04/85      66.4
  Cockrell St.
Ft. Worth                      58,600         588       10/04/85      66.4
  E. Seminary Dr.
Ft. Worth                      54,200         524       10/04/85      66.4
  W. Beach St.
San Antonio                    53,000         513       10/04/85      66.4
  Callaghan Rd.
San Antonio                    53,100         492       10/04/85      66.4
  Fredericksburg Rd.
San Antonio                    54,000         528       10/04/85      66.4
  Hackberry St.
San Antonio                    56,700         567       10/04/85      66.4
  Wetmore Rd.
San Antonio                    48,700         530       10/04/85      66.4
  Zarzamora Rd.

UTAH
Kearns                         48,600         484       12/18/85      50.0
  W. Sams Blvd.

                                Net         Number
                             Rentable         of        Date of      Ownership
Location                    Square Feet     Spaces    Acquisition   Percentage
-------------------------   -----------     ------    -----------   ----------
WASHINGTON
Everett                       83,200       1,008       11/07/85      50.0%
  Evergreen Way
Seattle                      133,500       1,491       11/07/85      50.0
  Empire Way South

         The weighted average occupancy level for the Mini-Warehouse Properties remained stable at 92% during 1999 and 1998. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.89 in 1999 compared to $8.64 in 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------------------------
         MATTERS.
         --------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1999, there were approximately 2,676 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

                                                                  For the Years Ended December 31,
                                              -------------------------------------------------------------------------
                                                 1999            1998            1997            1996            1995
                                              ---------       ---------       ---------       ---------       ---------
                                                                (In thousands, except per Unit data)

Total Revenues                                  $4,199          $3,930          $3,420         $3,467          $3,644

Depreciation and amortization                       55              49              49            521             481

Net income                                       3,886           3,621           3,118          2,187           2,403

   Limited partners' share                       3,254           3,190           2,692          1,771           1,885

   General partners' share                         632             431             426            416             518

Limited partners' per unit data (a)

   Net income                                   $21.99          $21.55          $18.19         $11.97          $12.74

   Cash distributions (b)                       $36.03          $24.00          $24.00         $24.00          $30.02

As of December 31,
------------------

Cash and cash equivalents                       $2,295          $2,702          $1,002           $194          $1,686

Total assets                                   $34,876         $36,935         $37,306        $38,192         $39,977


a) Limited Partners' per unit data is based on the weighted average number of units (148,000) outstanding during the period.

b) The General Partners distributed, concurrent with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership estimated to be $6.02 per Unit. The General Partners distributed, concurrent with the distribution for the first quarter of 1999, a portion of the operating reserve estimated to be $12.03 per Unit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward-looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Partnership's net income was $3,886,000 in 1999 compared to $3,621,000 in 1998, representing an increase of $265,000, or 7.3%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties'), the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned property was $290,000 in 1999 compared to $324,000 during 1998, representing a decrease of $34,000, or 10.5%. Cost of operations (including management fees) remained stable at $121,000 during 1999 and 1998. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $34,000, or 16.7%, to $169,000 in 1999 from $203,000 in 1998.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $3,792,000 in 1999 as compared to $3,494,000 during 1998, representing an increase of $298,000, or 8.5%. The increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

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

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 1999 and 1998, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998: Rental income for the Mini-Warehouse Properties was $14,639,000 in 1999 compared to $14,256,000 during 1998, representing an increase of $383,000, or 2.7%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.89 in 1999 compared to $8.64 in 1998. The weighted average occupancy levels remained stable at 92% during 1999 and 1998. Cost of operations (including management fees) increased $261,000, or 4.9%, to $5,534,000 during 1999 from $5,273,000 in 1998.
This increase was primarily attributable to increases in advertising, property tax, and management fees. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $122,000, or 1.4%, from $8,983,000 in 1998 to $9,105,000 during 1999.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997: Rental income for the Mini-Warehouse Properties was $14,256,000 in 1998 compared to $13,595,000 during 1997, representing an increase of $661,000, or 4.9%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.64 in 1998 compared to $8.24 in 1997. The weighted average occupancy levels remained stable at 92% during 1998 and 1997. Cost of operations (including management fees) increased $334,000, or 6.8%, to $5,273,000 during 1998 from $4,939,000 in 1997.
This increase was primarily attributable to increases in advertising, repairs and maintenance, property tax, and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $327,000, or 3.8%, from $8,656,000 in 1997 to $8,983,000 during 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 1999 of $2,295,000.

         Cash flow from operating activities and distributions from Real Estate Entities (totaling $5,584,000 for the year ended December 31, 1999) has been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $5,000, $17,000, and $21,000 in 1999, 1998, and 1997, respectively. During 2000, the Partnership does not anticipate incurring significant costs for capital improvements to the Partnership's wholly-owned property.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1999 and prior years were as follows:

                                  Total                      Per Unit
                               ----------                   ----------
       1999                    $5,986,000                     $36.03
       1998                     3,986,000                      24.00
       1997                     3,987,000                      24.00
       1996                     3,986,000                      24.00
       1995                     4,986,000                      30.02
       1994                     3,987,000                      24.00
       1993                     3,256,000                      19.60
       1992                     3,326,000                      20.02
       1991                     4,224,000                      25.43
       1990                     3,378,000                      20.34
       1989                     4,983,000                      30.00
       1988                     4,983,000                      30.00
       1987                     4,671,000                      28.12
       1986                     4,153,000                      25.00
       1985                     1,192,000                       8.22

         The General Partners distributed, concurrent with distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership, and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $7.25 per Unit. The 1995 distribution includes a portion of the operating reserve of the Partnership estimated to be $6.02 per Unit. The 1999 distribution includes a portion of the operating reserve of the Partnership estimated to be $12.03 per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

IMPACT OF YEAR 2000
-------------------

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.
         ------------------------------------------------------------

         None.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ----------------------------------------------------

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

           Name                            Positions with PSI
-------------------------     -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President
Obren B. Gerich               Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 66, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 63, has been employed by PSI for 22 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 57, became a director of PSI in May 1999. He has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 40 became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 39, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 61, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 61, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 50, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 48, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 38, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 44, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 60, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan
Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 64, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund,

ReadyPac Produce, Inc., Royce Medical Company, topjobs.net plc and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 66, became a director of PSI in November 1991. From January 1999 until June 1999, Mr. Baker was President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company
 .

         Thomas J. Barrack, Jr., age 52, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 51, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 47, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         (a) At January 1, 1999, PSI beneficially owned more than 5% or more of the Units of the Partnership:

    Title                                            Amount of         Percent
     of                 Name and Address of          Beneficial          of
    Class                Beneficial Owner            Ownership          Class
--------------   -----------------------------   ------------------   --------
Units of         Public Storage, Inc.
Limited          701 Western Avenue
Partnership      Glendale, CA 91201-2394  (1)     91,193 Units (1)     61.62%
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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1999, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

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

         During 1999, approximately $599,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1999, the Partnership and the Joint Venture paid fees of $878,000 to PSI pursuant to the Management Agreement.

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

                               PS PARTNERS V, LTD.
                               a California Limited Partnership
Dated:  March 28, 2000         By:  Public Storage, Inc., General Partner

                                    By: /s/ B. Wayne Hughes
                                        --------------------
                                        B. Wayne Hughes, Chairman of the Board

                               By:  /s/  B. Wayne Hughes
                                    --------------------
                                    B. Wayne Hughes, General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

         Signature                                Capacity                                 Date
-----------------------------   -------------------------------------------------     --------------
/s/ B. Wayne Hughes             Chairman of the Board and Chief                       March 28, 2000
-----------------------------   Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                 General Partner (principal executive officer)

/s/ Harvey Lenkin               President and Director                                March 28, 2000
-----------------------------   of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz              Senior Vice President and Director                    March 28, 2000
-----------------------------   of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.        Vice President and Director                           March 28, 2000
-----------------------------   of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                  Senior Vice President and Chief Financial Officer     March 28, 2000
-----------------------------   of Public Storage, Inc. (principal financial
John Reyes                      officer and principal accounting officer)

/s/ Robert J. Abernethy         Director of Public Storage, Inc.                      March 28, 2000
-----------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff            Director of Public Storage, Inc.                      March 28, 2000
-----------------------------
Dann V. Angeloff

                                Director of Public Storage, Inc.                      March 28, 2000
-----------------------------
William C. Baker

                                Director of Public Storage, Inc.                      March 28, 2000
-----------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham              Director of Public Storage, Inc.                      March 28, 2000
-----------------------------
Uri P. Harkham

/s/ Daniel C. Staton            Director of Public Storage, Inc.                      March 28, 2000
-----------------------------
Daniel C. Staton

                                       22

                               PS PARTNERS V, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                         Page
                                                                      References
PS PARTNERS V, LTD.
     Report of Independent Auditors                                       F-1
     Financial Statements and Schedule:
       Balance  Sheets as of December  31, 1999 and 1998                  F-2
       For the years ended December 31, 1999, 1998 and 1997:
         Statements of Income                                            F-3
         Statements of Partners' Equity                                  F-4
         Statements of Cash Flows                                     F-5 - F-6
       Notes to Financial Statements                                  F-7 - F-11
       Schedule
         Schedule III - Real Estate and  Accumulated  Depreciation   F-12 - F-13

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP V JOINT VENTURES
         Report of  Independent  Auditors                                F-14
         Financial  Statements:
         Balance Sheets  as of  December  31,  1999 and 1998             F-15
         For the  years  ended December 31, 1999, 1998 and 1997:
           Statements of Income                                          F-16
           Statements of Partners' Equity                                F-17
           Statements of Cash Flows                                  F-18 - F-19
         Notes to Financial Statements                               F-20 - F-23
         Schedule
           Schedule III - Real Estate and Accumulated Depreciation   F-24 - F-26

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners V, Ltd.,
A California Limited Partnership


We have audited the balance sheets of PS Partners V, Ltd., a California Limited Partnership as of December 31, 1999 and 1998 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners V, Ltd., a California Limited Partnership, at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



February 14, 2000
Los Angeles, California

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                      1999              1998
                                                               -------------------------------------

                                     ASSETS

Cash and cash equivalents                                         $    2,295,000     $    2,702,000

Rent and other receivables                                                 1,000              1,000

Real estate facility, at cost:
     Land                                                                574,000            574,000
     Buildings and equipment                                             978,000            973,000
                                                               -------------------------------------
                                                                       1,552,000          1,547,000

     Less accumulated depreciation                                      (534,000)          (479,000)
                                                               -------------------------------------
                                                                       1,018,000          1,068,000

Investment in real estate entities                                    31,560,000         33,161,000

Other assets                                                               2,000              3,000
                                                               -------------------------------------

                                                                  $   34,876,000     $   36,935,000
                                                               =====================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                  $      120,000     $       80,000

Advance payments from renters                                             10,000              9,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                     34,302,000         36,381,000
     General partners' equity                                            444,000            465,000
                                                               -------------------------------------

             Total partners' equity                                   34,746,000         36,846,000
                                                               -------------------------------------

                                                                  $   34,876,000     $   36,935,000
                                                               =====================================

                            See accompanying notes.
                                      F-2

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998, and 1997

                                                                       1999               1998               1997
                                                                ---------------------------------------------------------

REVENUE:

Rental income                                                     $       290,000    $       324,000    $       328,000
Equity in earnings of real estate entities                              3,792,000          3,494,000          3,056,000
Interest income                                                           117,000            112,000             36,000
                                                                --------------------------------------------------------
                                                                        4,199,000          3,930,000          3,420,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        104,000            102,000             92,000
Management fees                                                            17,000             19,000             20,000
Depreciation and amortization                                              55,000             49,000             49,000
Administrative                                                            137,000            139,000            141,000
                                                                --------------------------------------------------------
                                                                          313,000            309,000            302,000
                                                                --------------------------------------------------------

NET INCOME                                                        $     3,886,000    $     3,621,000    $     3,118,000
                                                                ========================================================

Limited partners' share of net income
     ($21.99, $21.55, and $18.19 per unit in
     1999, 1998, and 1997, respectively)                          $     3,254,000    $     3,190,000    $     2,692,000
General partners' share of net income                                     632,000            431,000            426,000
                                                                --------------------------------------------------------
                                                                  $     3,886,000    $     3,621,000    $     3,118,000
                                                                ========================================================

                            See accompanying notes.
                                      F-3

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1999, 1998, and 1997


                                                                     Limited            General
                                                                     Partners           Partners            Total
                                                                --------------------------------------------------------

Balances at December 31, 1996                                     $    37,603,000    $       477,000    $    38,080,000

Net income                                                              2,692,000            426,000          3,118,000

Distributions                                                          (3,552,000)          (435,000)        (3,987,000)
                                                                --------------------------------------------------------

Balances at December 31, 1997                                          36,743,000            468,000         37,211,000

Net income                                                              3,190,000            431,000          3,621,000

Distributions                                                          (3,552,000)          (434,000)        (3,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1998                                          36,381,000            465,000         36,846,000

Net income                                                              3,254,000            632,000          3,886,000

Distributions                                                          (5,333,000)          (653,000)        (5,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1999                                     $    34,302,000    $       444,000    $    34,746,000
                                                                ========================================================

                            See accompanying notes.
                                      F-4

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997

                                                                            1999               1998              1997
                                                                      -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                           $    3,886,000    $    3,621,000     $    3,118,000

    Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                            55,000            49,000             49,000
        (Increase) decrease in rent and other receivables                             -            (1,000)            13,000
        Decrease in other assets                                                  1,000            11,000             14,000
        Increase (decrease)  in accounts payable                                 40,000            (2,000)           (15,000)
        Increase (decrease) in advance payments from renters                      1,000            (4,000)            (2,000)
        Equity in earnings of real estate entities                           (3,792,000)       (3,494,000)        (3,056,000)
                                                                      -------------------------------------------------------

             Total adjustments                                               (3,695,000)       (3,441,000)        (2,997,000)
                                                                      -------------------------------------------------------

             Net cash provided by operating activities                          191,000           180,000            121,000
                                                                      -------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

        Distributions from real estate entities                               5,393,000         5,523,000          4,695,000
        Additions to real estate facilities                                      (5,000)          (17,000)           (21,000)
                                                                      -------------------------------------------------------

             Net cash provided by investing activities                        5,388,000         5,506,000          4,674,000
                                                                      -------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

        Distributions to partners                                            (5,986,000)       (3,986,000)        (3,987,000)
                                                                      -------------------------------------------------------

             Net cash used in financing activities                           (5,986,000)       (3,986,000)        (3,987,000)
                                                                      -------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                           (407,000)        1,700,000            808,000

Cash and cash equivalents at the beginning of the period                      2,702,000         1,002,000            194,000
                                                                      -------------------------------------------------------

Cash and cash equivalents at the end of the period                       $    2,295,000    $    2,702,000     $    1,002,000
                                                                      ========================================================

                            See accompanying notes.
                                      F-5

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997
                                  (Continued)

                                                                                  1999          1998           1997
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate entities                                              $-             $-       $(6,608,000)

    Transfer of real estate facility for interest in real estate entities,
    net                                                                              -              -         6,608,000

                            See accompanying notes.
                                      F-6

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

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

                  The Partnership has ownership interests in 33 properties in 14 states (collectively referred to as the "Mini-Warehouse Properties"), which exclude two properties (one which was wholly owned by the Partnership, the other owned by SEI/PSP V Joint Ventures) transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 32 of the properties are owned by SEI/PSP V Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 50% to 70.6%.

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

1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

                  Under the terms of the partnership agreements, PSI has the right to compel the sale of each property in the general partnerships at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net proceeds solely in cash. PSI's right to require the Partnership to sell all of the properties owned jointly with the Partnership has been exercisable in all periods presented.

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

1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $36.03, $24.00 and $24.00 per year during 1999, 1998, and 1997, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Derivatives
         -----------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have significant effect on earnings or the financial position of the Partnership.

2.       Real Estate Facilities
         ----------------------

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

                  In January 1997, the Partnership, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP")

3.       Investment in real estate entities
         ----------------------------------

                 During 1999, 1998, and 1997, the Partnership recognized earnings from the Real Estate Entities of $3,792,000, $3,494,000 and $3,056,000, respectively, and received cash distributions totaling $5,393,000, $5,523,000, and $4,695,000, respectively from the Real
         Estate Entities.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                         1999           1998
                                                     ------------   ------------
For the year ended December 31,
    Total revenues                                   $144,013,000   $105,123,000
    Minority interest in income                        16,110,000     11,208,000
    Net income                                         48,380,000     36,453,000

At December 31,
    Total assets, net of accumulated depreciation    $961,360,000   $768,755,000
    Total liabilities                                  59,471,000     67,775,000
    Total minority interest                           289,949,000    153,015,000
    Total equity                                      611,940,000    547,965,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1999 and at December 31, 1999, respectively, as compared to prior periods, is the result of additional properties purchased by PSBPLP during 1998 and 1999.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1999, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                   Unaudited taxable net income was $4,223,000, $3,668,000 and $6,409,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                          Initial Cost              subsequent
                                                                 -------------------------------- to acquisition
    Date                                                                            Building &      Building &
  Acquired                Description              Encumbrances        Land        Improvement     Improvements
-----------------------------------------------------------------------------------------------------------------


    7/86      Colorado Springs/ Hollow Tree             $-            $574,000         $726,000       $252,000
                                                  ===============================================================


                                                                       Gross Carrying Amount
                                                                       At December 31, 1999
                                                  ----------------------------------------------------------------
    Date                                                              Building &                     Accumulated
  Acquired                Description                    Land        Improvements        Total      Depreciation
------------------------------------------------------------------------------------------------------------------


    7/86      Colorado Springs/ Hollow Tree              $574,000        $978,000      $1,552,000        $534,000
                                                  ================================================================

                                      F-12

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                          Years Ended December 31,
                                            -----------------------------------------------------
                                                  1999             1998              1997
                                            -----------------------------------------------------

Balance at beginning of the period            $   1,547,000    $   1,530,000     $  12,618,000

Additions during the period:
     Improvements, etc.                               5,000           17,000            21,000

Deductions during the period:
     Disposition of real estate                           -                -       (11,109,000)
                                            -----------------------------------------------------

Balance at the close of the period            $   1,552,000    $   1,547,000     $   1,530,000
                                            =====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                           Years Ended December 31,
                                             -----------------------------------------------------
                                                   1999             1998              1997
                                             -----------------------------------------------------

Balance at beginning of the period             $     479,000    $     430,000     $   4,882,000

Additions during the period:
     Depreciation                                     55,000           49,000            49,000

Deductions during the period:
     Disposition of real estate                            -                -        (4,501,000)
                                             -----------------------------------------------------

Balance at the close of the period             $     534,000    $     479,000     $     430,000
                                             =====================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $1,584,000.

                         Report of Independent Auditors



The Partners
SEI/PSP V Joint Ventures


We have audited the balance sheets of the SEI/PSP V Joint Ventures as of December 31, 1999 and 1998 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP V Joint Ventures at December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



February 14, 2000
Los Angeles, CA

                             SEI/PSP JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                          1999               1998
                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                   $321,000            $312,000

Rent and other receivables                                                   108,000              89,000

Real estate facilities, at cost:
     Land                                                                 15,525,000          15,525,000
     Buildings and equipment                                              57,036,000          56,324,000
                                                                   --------------------------------------
                                                                          72,561,000          71,849,000

         Less accumulated depreciation                                   (32,006,000)        (29,144,000)
                                                                   --------------------------------------
                                                                          40,555,000          42,705,000

Investment in real estate entity                                          16,512,000          16,110,000

Other assets                                                                 123,000             125,000
                                                                   --------------------------------------

                                                                         $57,619,000         $59,341,000
                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                            $805,000            $866,000

Advance payments from renters                                                405,000             415,000

Partners' equity:
     PS Partners V, Ltd.                                                  24,663,000          26,379,000
     Public Storage, Inc.                                                 31,746,000          31,681,000
                                                                   --------------------------------------

Total partners' equity                                                    56,409,000          58,060,000
                                                                   --------------------------------------

                                                                         $57,619,000         $59,341,000
                                                                   ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998, and 1997


                                                                         1999              1998              1997
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $14,349,000       $13,932,000       $13,267,000
Equity in earnings of real estate entity                                  1,051,000           931,000           653,000
                                                                   -----------------------------------------------------
                                                                         15,400,000        14,863,000        13,920,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,552,000         4,316,000         4,031,000
Management fees                                                             861,000           836,000           796,000
Depreciation and amortization                                             2,862,000         2,658,000         2,570,000
                                                                   -----------------------------------------------------
                                                                          8,275,000         7,810,000         7,397,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $7,125,000        $7,053,000        $6,523,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners V, Ltd.'s share                                    $3,492,000        $3,229,000        $2,870,000
          Public Storage Inc.'s share                                     3,633,000         3,824,000         3,653,000
                                                                   -----------------------------------------------------
                                                                         $7,125,000        $7,053,000        $6,523,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1999, 1998, and 1997


                                                                   PS Partners        Public Storage
                                                                     V, Ltd.               Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1996                                        $30,221,000        $31,057,000        $61,278,000

Net income                                                             2,870,000          3,653,000          6,523,000

Distributions                                                         (4,620,000)        (3,375,000)        (7,995,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1997                                         28,471,000         31,335,000         59,806,000

Net income                                                             3,229,000          3,824,000          7,053,000

Distributions                                                         (5,321,000)        (3,478,000)        (8,799,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1998                                         26,379,000         31,681,000         58,060,000

Net income                                                             3,492,000          3,633,000          7,125,000

Distributions                                                         (5,208,000)        (3,568,000)        (8,776,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1999                                        $24,663,000        $31,746,000        $56,409,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997


                                                                              1999            1998            1997
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $7,125,000      $7,053,000      $6,523,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,862,000        2,658,000       2,570,000
         (Increase) decrease in rent and other receivables                     (19,000)          (7,000)         65,000
         Decrease (increase) in other assets                                     2,000           (2,000)        132,000
         (Decrease) increase in accounts payable                               (61,000)         162,000          (5,000)
         (Decrease) increase in advance payments from renters                  (10,000)          22,000          (5,000)
         Equity in earnings of real estate entity                           (1,051,000)        (931,000)       (653,000)
                                                                        -------------------------------------------------

              Total adjustments                                              1,723,000        1,902,000       2,104,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      8,848,000        8,955,000       8,627,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:

         Distributions from real estate entity                                 649,000          714,000         248,000
         Additions to real estate facilities                                  (712,000)        (794,000)       (903,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                           (63,000)         (80,000)       (655,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (8,776,000)      (8,799,000)     (7,995,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (8,776,000)      (8,799,000)     (7,995,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             9,000           76,000         (23,000)

Cash and cash equivalents at the beginning of the period                       312,000          236,000         259,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $321,000         $312,000        $236,000
                                                                        =================================================

                            See accompanying notes.
                                      F-18

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997
                                   (Continued)

                                                                                  1999          1998          1997
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                               $-           $-        $(15,488,000)

     Transfer of real estate facility for interest in real estate entity, net        -            -          15,488,000

                            See accompanying notes.
                                      F-19

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.       Description of Partnership
         --------------------------

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Derivatives
         -----------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have significant effect on earnings or the financial position of the Partnership.

3.     Real Estate Facilities
       ----------------------

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

4.       Investment in real estate entity
         --------------------------------

                  In 1999, 1998, and 1997, the Joint Venture recognized $1,051,000, $931,000, and $653,000, respectively, in equity in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                         1999          1998
                                                     ------------  ------------
For the year ended December 31,
    Total revenues                                   $128,613,000   $90,260,000
    Minority interest in income                        16,110,000    11,208,000
    Net income                                         41,255,000    29,400,000

At December 31,
    Total assets, net of accumulated depreciation    $903,741,000  $709,414,000
    Total liabilities                                  58,261,000    66,494,000
    Total minority interest                           289,949,000   153,015,000
    Total equity                                      555,531,000   489,905,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 1999 and at December 31, 1999, respectively, as compared to prior periods, is the result of additional properties purchased by PSBPLP during 1998 and 1999.

                  PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions
         --------------------------

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

6.       Leases
         ------

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

                  Unaudited taxable net income was $5,711,000, $5,784,000 and $6,376,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------
10/85         San Antonio/ Wetmore Rd.                   $-           $306,000       $1,079,000        $449,000
10/85         San Antonio/ Callaghan                      -            288,000        1,016,000         363,000
10/85         San Antonio/ Zarzamora                      -            364,000        1,281,000         419,000
10/85         San Antonio/ Hackberry                      -            388,000        1,367,000         384,000
10/85         San Antonio/ Fredericksburg                 -            287,000        1,009,000         402,000
10/85         Dallas/ S. Westmoreland                     -            474,000        1,670,000         224,000
10/85         Dallas/ Alvin St.                           -            359,000        1,266,000         209,000
10/85         Fort Worth/ W. Beach St.                    -            356,000        1,252,000         182,000
10/85         Fort Worth/ E. Seminary                     -            382,000        1,346,000         196,000
10/85         Fort Worth/ Cockrell St.                    -            323,000        1,136,000         194,000
11/85         Everett/ Evergreen                          -            706,000        2,294,000         518,000
11/85         Seattle/ Empire Way                         -          1,652,000        5,348,000         689,000
12/85         Amherst/ Niagra Falls                       -            132,000          701,000         261,000
12/85         West Sams Blvd.                             -            164,000        1,159,000        (242,000)
3/86          Jacksonville/ Wiley                         -            140,000          510,000         267,000
12/85          MacArthur Rd.                              -            204,000        1,628,000         164,000
2/86          Costa Mesa/ Pomona                          -          1,405,000        1,520,000         356,000
12/85         Brockton/ Main                              -            153,000        2,020,000        (221,000)
1/86          Mapleshade/ Rudderow                        -            362,000        1,811,000         283,000
1/86          Bordentown/ Groveville                      -            196,000          981,000         181,000
12/85         Eatontown/ Hwy 35                           -            308,000        4,067,000         503,000
2/86          Brea/ Imperial Hwy                          -          1,069,000        2,165,000         401,000
12/85         Denver/ Leetsdale                           -            603,000          847,000         215,000
2/86          Skokie/ McCormick                           -            638,000        1,912,000         256,000
1/86          Sun Valley/ Sheldon                         -            544,000        1,836,000         360,000
3/86          St. Louis/ Forder                           -            517,000        1,133,000         273,000
1/86          Las Vegas/ Highland                         -            432,000          848,000         247,000
5/86          Westlake Village                            -          1,205,000          995,000         219,000

                                                                      Gross Carrying Amount
                                                                      At December 31, 1999
                                                    ---------------------------------------------------------------
    Date                                                               Building &                     Accumulated
  Acquired                Description                     Land        Improvements        Total      Depreciation
-------------------------------------------------------------------------------------------------------------------
10/85         San Antonio/ Wetmore Rd.                    $306,000      $1,528,000      $1,834,000        $836,000
10/85         San Antonio/ Callaghan                       288,000       1,379,000       1,667,000         775,000
10/85         San Antonio/ Zarzamora                       364,000       1,700,000       2,064,000         940,000
10/85         San Antonio/ Hackberry                       388,000       1,751,000       2,139,000         972,000
10/85         San Antonio/ Fredericksburg                  287,000       1,411,000       1,698,000         799,000
10/85         Dallas/ S. Westmoreland                      474,000       1,894,000       2,368,000       1,058,000
10/85         Dallas/ Alvin St.                            359,000       1,475,000       1,834,000         819,000
10/85         Fort Worth/ W. Beach St.                     356,000       1,434,000       1,790,000         808,000
10/85         Fort Worth/ E. Seminary                      382,000       1,542,000       1,924,000         873,000
10/85         Fort Worth/ Cockrell St.                     323,000       1,330,000       1,653,000         751,000
11/85         Everett/ Evergreen                           706,000       2,812,000       3,518,000       1,649,000
11/85         Seattle/ Empire Way                        1,652,000       6,037,000       7,689,000       3,433,000
12/85         Amherst/ Niagra Falls                        132,000         962,000       1,094,000         560,000
12/85         West Sams Blvd.                              164,000         917,000       1,081,000         520,000
3/86          Jacksonville/ Wiley                          140,000         777,000         917,000         425,000
12/85          MacArthur Rd.                               204,000       1,792,000       1,996,000       1,014,000
2/86          Costa Mesa/ Pomona                         1,405,000       1,876,000       3,281,000       1,062,000
12/85         Brockton/ Main                               153,000       1,799,000       1,952,000       1,029,000
1/86          Mapleshade/ Rudderow                         362,000       2,094,000       2,456,000       1,159,000
1/86          Bordentown/ Groveville                       196,000       1,162,000       1,358,000         633,000
12/85         Eatontown/ Hwy 35                            308,000       4,570,000       4,878,000       2,558,000
2/86          Brea/ Imperial Hwy                         1,069,000       2,566,000       3,635,000       1,442,000
12/85         Denver/ Leetsdale                            603,000       1,062,000       1,665,000         605,000
2/86          Skokie/ McCormick                            638,000       2,168,000       2,806,000       1,191,000
1/86          Sun Valley/ Sheldon                          544,000       2,196,000       2,740,000       1,234,000
3/86          St. Louis/ Forder                            517,000       1,406,000       1,923,000         777,000
1/86          Las Vegas/ Highland                          432,000       1,095,000       1,527,000         615,000
5/86          Westlake Village                           1,205,000       1,214,000       2,419,000         680,000

                                      F-24

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------

2/86          Colorado Springs/ Sinton                   $-           $535,000       $1,115,000        $234,000
2/86          Oklahoma City/ Penn                         -            146,000          829,000         180,000
2/86          Oklahoma City/ 39th Expressway              -            238,000          812,000         323,000
4/86          Reno/ Telegraph                             -            649,000        1,051,000         543,000
                                                  ----------------------------------------------------------------

                      TOTAL                              $-        $15,525,000      $48,004,000      $9,032,000
                                                  ================================================================

                                                                    Gross Carrying Amount
                                                                    At December 31, 1999
                                                  --------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------

2/86          Colorado Springs/ Sinton                  $535,000      $1,349,000      $1,884,000        $731,000
2/86          Oklahoma City/ Penn                        146,000       1,009,000       1,155,000         552,000
2/86          Oklahoma City/ 39th Expressway             238,000       1,135,000       1,373,000         621,000
4/86          Reno/ Telegraph                            649,000       1,594,000       2,243,000         885,000
                                                  ---------------------------------------------------------------

                      TOTAL                          $15,525,000     $57,036,000     $72,561,000     $32,006,000
                                                  ===============================================================

                                      F-25

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                              Years Ended December 31,
                                                -----------------------------------------------------
                                                      1999             1998              1997
                                                -----------------------------------------------------

Balance at beginning of the period                $  71,849,000    $  71,055,000     $  93,090,000

Additions during the period:
     Improvements, etc.                                 712,000          794,000           903,000

Deductions during the period:
     Disposition of real estate                               -                -       (22,938,000)
                                                -----------------------------------------------------

Balance at the close of the period                $ 72,561,000     $  71,849,000     $  71,055,000
                                                =====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                              Years Ended December 31,
                                                -----------------------------------------------------
                                                      1999             1998              1997
                                                -----------------------------------------------------

Balance at beginning of the period                $  29,144,000    $  26,486,000     $  31,366,000

Additions during the period:
     Depreciation                                     2,862,000        2,658,000         2,570,000

Deductions during the period:
     Disposition of real estate                               -                -        (7,450,000)
                                                -----------------------------------------------------

Balance at the close of the period                $  32,006,000    $  29,144,000     $  26,486,000
                                                =====================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $72,976,000.