Form 10-Q
period 2000-06-30
PS PARTNERS V LTD
filed 2000-08-11
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2000
                              -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         For the transition period from               to
                                       ---------------  ---------------
Commission File Number 0-14476
                       -------

                               PS PARTNERS V, LTD.
                               -------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-3979727
-----------------------------------------               ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)


           701 Western Avenue
          Glendale, California                                91201-2394
-----------------------------------------               ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 2000
              and December 31, 1999                                          2

         Condensed statements of income for the three
              and six months ended June 30, 2000 and 1999                    3

         Condensed statements of cash flows for the
              six months ended June 30, 2000 and 1999                        4

         Notes to condensed financial statements                             5

         Management's discussion and analysis of financial condition
              and results of operations                                    6-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                          10

                               PS PARTNERS V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                           June 30,        December 31,
                                                                             2000             1999
                                                                       -----------------------------------
                                                                         (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                   $3,255,000       $2,295,000

Rent and other receivables                                                           -            1,000

Real estate facility, at cost:
     Land                                                                      574,000          574,000
     Buildings and equipment                                                   981,000          978,000
                                                                       -----------------------------------
                                                                             1,555,000        1,552,000

     Less accumulated depreciation                                            (560,000)        (534,000)
                                                                       -----------------------------------
                                                                               995,000        1,018,000

Investment in real estate entities                                          30,932,000       31,560,000

Other assets                                                                     2,000            2,000
                                                                       -----------------------------------

                                                                           $35,184,000      $34,876,000
                                                                       ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                               $94,000         $120,000

Advance payments from renters                                                   12,000           10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                           34,631,000       34,302,000
     General partner's equity                                                  447,000          444,000
                                                                       -----------------------------------

Total partners' equity                                                      35,078,000       34,746,000
                                                                       -----------------------------------

                                                                           $35,184,000      $34,876,000
                                                                       ===================================

                            See accompanying notes.
                                       2

                               PS PARTNERS V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ----------------------------------------------------------------------
                                                             2000              1999             2000             1999
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                 $71,000           $71,000         $140,000         $142,000
Equity in earnings of real estate entities                  1,242,000           937,000        2,287,000        1,737,000
Interest income                                                54,000            15,000           90,000           46,000
                                                       ----------------------------------------------------------------------
                                                            1,367,000         1,023,000        2,517,000        1,925,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             25,000            29,000           51,000           57,000
Management fees                                                 4,000             5,000            8,000            9,000
Depreciation and amortization                                  13,000            13,000           26,000           27,000
Administrative                                                 77,000            43,000          107,000           68,000
                                                       ----------------------------------------------------------------------
                                                              119,000            90,000          192,000          161,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                 $1,248,000          $933,000       $2,325,000       $1,764,000
                                                       ======================================================================

Limited partners' share of net income
     ($14.22 per unit in 2000 and
     $9.13 per unit in 1999)                                                                  $2,105,000       $1,351,000
General partner's share of net income                                                            220,000          413,000
                                                                                          -----------------------------------
                                                                                              $2,325,000       $1,764,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                               PS PARTNERS V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               -------------------------------------
                                                                                      2000              1999
                                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $2,325,000         $1,764,000

     Adjustments to reconcile net income to net cash (used in) provided by operating activities

         Depreciation and amortization                                                  26,000             27,000
         Decrease (increase) in rent and other receivables                               1,000             (1,000)
         Increase in other assets                                                            -            (14,000)
         Decrease in accounts payable                                                  (26,000)           (14,000)
         Increase in advance payments from renters                                       2,000              1,000
         Equity in earnings of real estate entities                                 (2,287,000)        (1,737,000)
                                                                               -------------------------------------

             Total adjustments                                                      (2,284,000)        (1,738,000)
                                                                               -------------------------------------

             Net cash (used in) provided by operating activities                        41,000             26,000
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     2,915,000          2,695,000
         Additions to real estate facility                                              (3,000)            (4,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               2,912,000          2,691,000
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                  (1,993,000)        (3,994,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (1,993,000)        (3,994,000)
                                                                               -------------------------------------

Net increase (decrease) in cash and cash equivalents                                   960,000         (1,277,000)

Cash and cash equivalents at the beginning of the period                             2,295,000          2,702,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $3,255,000         $1,425,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                               PS PARTNERS V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                 Six Months Ended June 30,
                                            -----------------------------------
                                               2000                    1999
                                            -----------             -----------
  Total revenues.....................       $81,650,000             $68,053,000
  Minority interest in income........       $12,031,000              $6,400,000
  Net income.........................       $24,392,000             $21,290,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

         Our net income for the three months ended June 30, 2000 was $1,248,000 compared to $933,000 for the three months ended June 30, 1999, representing an increase of $315,000, or 33.8%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest combined with increased interest income.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property remained stable at $71,000 for the three months ended June 30, 2000 and 1999, respectively. Cost of operations (including management fees) decreased $5,000, or 14.7%, to $29,000 from $34,000 for the three months ended June 30, 2000 and 1999, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased $5,000, or 13.5%, to $42,000 from $37,000 for the three months ended June 30, 2000 and 1999, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,242,000 in the three months ended June 30, 2000 as compared to $937,000 during the three months ended June 30, 1999, representing an increase of $305,000, or 32.6%. This was due primarily to our share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $13,000 for the three months ended June 30, 1999 and 2000, respectively.

Administrative
--------------

         Administrative expense increased $34,000, to $77,000 in the three months ended June 30, 2000 as compared to $43,000 in the same period in 1999, due to timing of investor services related expenses.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

         Our net income for the six months ended June 30, 2000 was $2,325,000 compared to $1,764,000 for the six months ended June 30, 1999, representing an increase of $561,000, or 31.8%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest combined with increased interest income.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $140,000 compared to $142,000 for the six months ended June 30, 2000 and 1999, respectively, representing a decrease of $2,000, or 1.4%. Cost of operations (including management fees) decreased $7,000, or 10.6%, to $59,000 from $66,000 for the six months ended June 30, 2000 and 1999, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased $5,000, or 6.6%, to $81,000 from $76,000 for the six months ended June 30, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,287,000 in the six months ended June 30, 2000 as compared to $1,737,000 during the six months ended June 30, 1999, representing an increase of $550,000, or 31.7%. This was due primarily to our share of improved operating results at the Joint Venture's mini-warehouses.


Depreciation and Amortization
-----------------------------

         Depreciation and amortization decreased $1,000, or 3.7%, from $27,000 to $26,000 for the six months ended June 30, 1999 and 2000, respectively.

Administrative
--------------

         Administrative expense increased $39,000, to $107,000 in the six months ended June 30, 2000 as compared to $68,000 in the same period in 1999, due to timing of investor services related expenses.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

         Rental income for the Mini-Warehouse Properties was $3,783,000 compared to $3,647,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $136,000, or 3.7%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, offset partially by decreased average occupancy rates. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.07 compared to $8.79 for the three months ended June 30, 2000 and 1999, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 93% to 92% for the three months ended June 30, 1999 and 2000, respectively. Cost of operations (including management fees) increased $33,000, or 2.5%, to $1,385,000 from $1,352,000 for the three months ended June 30, 2000 and 1999, respectively. This increase is primarily attributable to higher advertising and payroll expense, offset partially by lower property tax and repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $103,000, or 4.5%, from $2,295,000 to $2,398,000 for the three months ended June 30, 1999 and 2000, respectively.
                                       8

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

         Rental income for the Mini-Warehouse Properties was $7,408,000 compared to $7,195,000 for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $213,000, or 3.0%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.97 compared to $8.77 for the six months ended June 30, 2000 and 1999, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 92% for the six months ended June 30, 1999 and 2000, respectively. Cost of operations (including management fees) increased $44,000, or 1.6%, to $2,784,000 from $2,740,000 for the six months ended June 30, 2000 and 1999, respectively. This increase is primarily attributable to higher advertising and payroll expense, offset partially by lower property tax and office expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $169,000, or 3.7%, from $4,455,000 to $4,624,000 for the six months ended June 30, 1999 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,956,000 for the six months ended June 30, 2000) has been sufficient to meet all our current obligations.

         During 2000, we do not anticipate incurring significant costs for capital improvements for our wholly-owned property. Total capital improvements for the six months ended June 30, 2000 with respect to this property was $3,000.

         We paid distributions to the limited and general partners totaling $1,776,000 ($12.00 per unit) and $217,000, respectively, during the first six months of 2000. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                           DATED:  August 11, 2000



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