Form 10-Q
period 2000-09-30
PS PARTNERS V LTD
filed 2000-11-14
CIK 763541

                                                  UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2000

                                                        or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         For the transition period from                       to

Commission File Number 0-14476

                                                     PS PARTNERS V, LTD.
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

                                    Yes X No

                                                      INDEX

PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 2000
              and December 31, 1999                                                                               2

         Condensed statements of income for the three
              and nine months ended September 30, 2000 and 1999                                                   3

         Condensed statements of cash flows for the
              nine months ended September 30, 2000 and 1999                                                       4

         Notes to condensed financial statements                                                                  5

         Management's discussion and analysis of financial condition
              and results of operations                                                                         6-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                                                               10

                                               PS PARTNERS V, LTD.
                                             CONDENSED BALANCE SHEETS

                                                                                  September 30,       December 31,
                                                                                       2000               1999
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                             $2,231,000       $2,295,000

Rent and other receivables                                                                 1,000            1,000

Real estate facility, at cost:
     Land                                                                                574,000          574,000
     Buildings and equipment                                                             982,000          978,000
                                                                                 -----------------------------------
                                                                                       1,556,000        1,552,000

     Less accumulated depreciation                                                      (573,000)        (534,000)
                                                                                 -----------------------------------
                                                                                         983,000        1,018,000

Investment in real estate entities                                                    30,644,000       31,560,000

Other assets                                                                               3,000            2,000
                                                                                 -----------------------------------

                                                                                     $33,862,000      $34,876,000
                                                                                 ===================================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                                         $76,000         $120,000

Advance payments from renters                                                             11,000           10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                     33,341,000       34,302,000
     General partner's equity                                                            434,000          444,000
                                                                                 -----------------------------------

Total partners' equity                                                                33,775,000       34,746,000
                                                                                 -----------------------------------

                                                                                     $33,862,000      $34,876,000
                                                                                 ===================================

                                              See accompanying notes.
                                                         2

                                               PS PARTNERS V, LTD.
                                          CONDENSED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                        Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                ----------------------------------------------------------------------
                                                      2000              1999             2000             1999
                                                ----------------------------------------------------------------------

REVENUE:

Rental income                                          $79,000           $76,000         $219,000         $218,000
Equity in earnings of real estate entities           1,273,000         1,060,000        3,560,000        2,797,000
Interest income                                         59,000            26,000          149,000           72,000
                                                ----------------------------------------------------------------------
                                                     1,411,000         1,162,000        3,928,000        3,087,000
                                                ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                      24,000            23,000           75,000           80,000
Management fees                                          5,000             4,000           13,000           13,000
Depreciation and amortization                           13,000            14,000           39,000           41,000
Administrative                                          25,000            45,000          132,000          113,000
                                                ----------------------------------------------------------------------
                                                        67,000            86,000          259,000          247,000
                                                ----------------------------------------------------------------------

NET INCOME                                          $1,344,000        $1,076,000       $3,669,000       $2,840,000
                                                ======================================================================

Limited partners' share of net income
     ($21.43 per unit in 2000 and
     $15.66 per unit in 1999)                                                          $3,173,000       $2,318,000
General partner's share of net income                                                     496,000          522,000
                                                                                   -----------------------------------
                                                                                       $3,669,000       $2,840,000
                                                                                   ===================================
                                              See accompanying notes.
                                                         3

                                               PS PARTNERS V, LTD.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      2000              1999
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $3,669,000         $2,840,000

     Adjustments to reconcile net income to net cash
         Provided by operating activities

         Depreciation and amortization                                                  39,000             41,000
         Increase in other assets                                                       (1,000)           (14,000)
         Decrease in accounts payable                                                  (44,000)            (5,000)
         Increase in advance payments from renters                                       1,000              2,000
         Equity in earnings of real estate entities                                 (3,560,000)        (2,797,000)
                                                                               -------------------------------------

             Total adjustments                                                      (3,565,000)        (2,773,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 104,000             67,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     4,476,000          4,808,000
         Additions to real estate facility                                              (4,000)            (5,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               4,472,000          4,803,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (4,640,000)        (4,990,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (4,640,000)        (4,990,000)
                                                                               -------------------------------------

Net decrease in cash and cash equivalents                                              (64,000)          (120,000)

Cash and cash equivalents at the beginning of the period                             2,295,000          2,702,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,231,000        $2,582,000
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

2.       In the opinion of management,  the  accompanying  unaudited  condensed  financial  statements  reflect all adjustments,  consisting of only normal accruals,  necessary to present fairly the Partnership's financial position at September 30, 2000,  the results of operations  for the three and nine months ended  September
         30, 2000 and 1999 and cash flows for the nine months then ended.

3.       The results of  operations  for the three and nine months  ended  September  30, 2000 are not  necessarily indicative of the results to be expected for the full year.

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

5.       Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                                            Nine Months Ended September 30,
                                                                         ------------------------------------
                                                                             2000                    1999
                                                                         ------------            ------------
  Total revenues...............................................          $124,198,000            $105,284,000
  Minority interest in income..................................           $18,391,000             $10,769,000
  Net income...................................................           $39,348,000             $35,748,000

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

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

         Our net income for the three months ended  September 30, 2000 was  $1,344,000  compared to $1,076,000  for the three months  ended  September  30, 1999,  representing  an increase of  $268,000,  or 24.9%.  The increase was primarily due to a decrease in depreciation  expense  allocated to us with respect to the Joint Venture,  our share of improved earnings of PSBPLP, increased interest income and lower administrative expense.

Property Operations

         Rental income for our wholly-owned  mini-warehouse  property was $79,000 compared to $76,000 for the three months ended  September  30, 2000 and 1999,  respectively,  representing  an increase of $3,000,  or 4.0%.  Cost of operations  (including  management  fees) increased  $2,000,  or 7.4%, to $29,000 from $27,000 for the three months ended  September  30, 2000 and 1999,  respectively.  Accordingly,  for our  wholly-owned  mini-warehouse  property, property  net  operating  income  increased  $1,000,  or 2.0%,  to $50,000  from $49,000 for the three months ended
September 30, 2000 and 1999, respectively.

Equity in Earnings of Real Estate Entities

         Equity in earnings of real estate  entities was  $1,273,000  in the three months ended  September 30, 2000 as compared to $1,060,000  during the three months ended September 30, 1999,  representing an increase of $213,000, or 20.1%.  This was due  primarily a decrease in  depreciation  expense  allocated  to us with respect to the Joint
Venture and our share of improved earnings of PSBPLP.

Depreciation and Amortization

         Depreciation  and amortization  decreased by $1,000,  or 7.1% from $14,000 to $13,000 for the three months ended September 30, 1999 and 2000, respectively.

Administrative

         Administrative  expense  decreased  $20,000,  to $25,000 in the three months ended  September  30, 2000 as compared to $45,000 in the same period in 1999, due primarily to decreased professional fees.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

         Our net income for the nine months ended  September 30, 2000 was  $3,669,000  compared to  $2,840,000  for the nine months  ended  September  30,  1999,  representing  an increase of  $829,000,  or 29.2%.  The increase was primarily due to a decrease in depreciation  expense  allocated to us with respect to the Joint Venture,  our share of improved operating results at the Mini-Warehouse Properties and increased interest income.

Property Operations

         Rental  income for our  wholly-owned  mini-warehouse  property was  $219,000  compared to $218,000 for the nine months ended  September 30, 2000 and 1999,  respectively,  representing  an increase of $1,000,  or 0.5%. Cost of operations  (including  management fees) decreased  $5,000, or 5.4%, to $88,000 from $93,000 for the nine months ended  September  30, 2000 and 1999,  respectively.  Accordingly,  for our  wholly-owned  mini-warehouse  property, property net  operating  income  increased  $6,000,  or 4.8%,  to $131,000  from $125,000 for the nine months ended
September 30, 2000 and 1999, respectively.

Equity in Earnings of Real Estate Entities

         Equity in earnings of real estate  entities was $3,560,000 in the nine months ended  September 30, 2000 as compared to $2,797,000  during the nine months ended September 30, 1999,  representing an increase of $763,000,  or
27.3%.  This was due  primarily  to a decrease in  depreciation  expense  allocated to us with respect to the Joint
Venture and our share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization

         Depreciation  and  amortization  decreased  $2,000,  or 4.9%,  from $41,000 to $39,000 for the nine months ended September 30, 1999 and 2000, respectively.

Administrative

         Administrative  expense  increased  $19,000,  to $132,000 in the nine months ended  September  30, 2000 as compared  to  $113,000  in the same  period in 1999,  due  primarily  to the timing of  investor  services  related expenses.

Supplemental Property Data

         Most of the  Partnership's  net income is from our share of the  operating  results of the  Mini-Warehouse
Properties.  Therefore,  in order to evaluate our operating  results,  the General  Partners  analyze the operating performance of  the Mini-Warehouse Properties.

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

         Rental income for the  Mini-Warehouse  Properties  was  $3,859,000  compared to  $3,774,000  for the three months  ended  September  30, 2000 and 1999,  respectively,  representing  an increase  of  $85,000,  or 2.3%.  The increase in rental income was primarily  attributable to increased rental rates at the  Mini-Warehouse  Properties, offset  partially by decreased  average  occupancy  rates. The annual average realized rent per square foot for the
Mini-Warehouse  Properties  was $9.30  compared to $9.09 for the three  months ended  September  30, 2000 and 1999, respectively.  The weighted average  occupancy levels at the  Mini-Warehouse  Properties  decreased from 93% to 91%
for the three months ended  September 30, 1999 and 2000,  respectively.  Cost of operations  (including  management fees) increased  $98,000,  or 7.4%, to $1,423,000 from $1,325,000 for the three months ended September 30, 2000 and
1999,  respectively.  This increase is primarily  attributable to higher repairs and  maintenance,  advertising and

payroll  expenses,  offset  partially  by  lower  property  tax  expense.   Accordingly,   for  the  Mini-Warehouse
Properties,  property net operating  income  decreased by $13,000,  or 0.5%,  from $2,449,000 to $2,436,000 for the three months ended September 30, 1999 and 2000, respectively.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

         Rental income for the  Mini-Warehouse  Properties was  $11,267,000  compared to  $10,969,000  for the nine months  ended  September  30, 2000 and 1999,  respectively,  representing  an increase of  $298,000,  or 2.7%.  The increase in rental income was primarily  attributable to increased rental rates at the  Mini-Warehouse  Properties.
The annual  average  realized rent per square foot for the  Mini-Warehouse  Properties  was $9.08 compared to $8.88 for the nine months ended  September 30, 2000 and 1999,  respectively.  The weighted  average  occupancy  levels at the  Mini-Warehouse  Properties  remained  stable at 92% for the nine  months  ended  September  30, 1999 and 2000, respectively.  Cost of operations  (including  management  fees)  increased  $142,000,  or 3.5%, to $4,207,000 from
$4,065,000  for the nine  months  ended  September  30, 2000 and 1999,  respectively.  This  increase is  primarily attributable  to higher  advertising,  repairs and  maintenance  and payroll  expenses,  offset  partially by lower property tax expense.  Accordingly,  for the Mini-Warehouse Properties,  property net operating income increased by
$156,000,  or 2.3%,  from  $6,904,000  to  $7,060,000  for the nine  months  ended  September  30,  1999 and  2000, respectively.

Liquidity and Capital Resources

         We have adequate  sources of cash to finance our  operations,  both on a short-term  and long-term  basis, primarily  from  internally  generated  cash from  property  operations  and cash  reserves.  Cash  generated  from operations and  distributions  from real estate entities  ($4,580,000 for the nine months ended September 30, 2000)
has been sufficient to meet all our current obligations.

         Total capital  improvements  for the nine months ended September 30, 2000 with respect to our wholly-owned property was $4,000.  During the remainder of fiscal 2000, we do not  anticipate  incurring  significant  costs for capital improvements for this property.

         We paid  distributions  to the limited  and general  partners  totaling  $4,134,000  ($27.93 per unit) and
$506,000,  respectively,  during the first nine  months of 2000.  Included  in these  distributions  is  $1,440,000
($9.63 per unit) and $160,000,  respectively,  paid to the limited and general partners,  respectively,  in special distributions.  Future  distribution  rates may be adjusted to levels which are  supported  by operating  cash flow after capital improvements and any other necessary obligations.

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

                                                     DATED:  November 13, 2000

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

