Form 10-K405
period 2000-12-31
PS PARTNERS V LTD
filed 2001-04-02
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 2000
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-14476
                       -------

              PS PARTNERS V, LTD., a California Limited Partnership
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                   95-3979727
--------------------------------------------            ----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification Number)

             701 Western Avenue
            Glendale, California                              91201-2394
--------------------------------------------            ----------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2001, PSI owned approximately 62.11% of the Partnership's limited partnership units and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         ECONOMIES OF SCALE: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 2000, PSI operated 1,361 mini-warehouse facilities (including 35 managed for third parties) in 37 states and had over 668,000 spaces rented. The size and scope of the PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 2000 about the Mini-Warehouse Properties:

                                               Net            Number
                                            Rentable            of                 Date of             Ownership
Location                                   Square Feet        Spaces             Acquisition          Percentage
----------------------------               ----------         ------             -----------          ----------
CALIFORNIA
Brea E.                                       82,400            773                02/28/86             60.0%
   Imperial Way
Costa Mesa                                    43,500            495                02/21/86             50.0
   Pomona Ave.
Sun Valley                                    47,500            482                01/08/86             50.0
  Sheldon St.
Westlake Village                              36,000            303                05/09/86             60.0
  Agoura Rd.

COLORADO
Colorado Springs                              45,000            432                07/15/86            100.0
  Hollow Tree Ct.
Colorado Springs                              58,800            578                02/19/86             50.0
  N. Stinton Rd.
Denver                                        32,300            235                12/06/85             50.0
  Leetsdale Ave.

FLORIDA
Jacksonville                                  31,800            325                03/12/86             60.0
  Wiley Rd.

ILLINOIS
Skokie                                        49,500            458                02/27/86             50.0
  McCormick Blvd.

MASSACHUSETTS
Brockton                                      49,800            430                12/03/85             50.0
  Main St.

MISSOURI
St. Louis                                     43,900            382                03/28/86             69.7
  Forder Rd.

NEVADA
Las Vegas                                     47,300            435                01/17/86             50.0
  S. Highland Dr.
Reno                                          81,000            570                04/01/86             70.6
  Telegraph Rd.


                                               Net            Number
                                            Rentable            of                 Date of             Ownership
Location                                   Square Feet        Spaces             Acquisition          Percentage
----------------------------               ----------         ------             -----------          ----------
NEW JERSEY
Bordentown                                    30,500            290                01/16/86             50.0%
  Route 130
Eatontown                                     82,400            897                12/31/85             60.0
  Highway 35
Mapleshade                                    55,400            499                01/16/86             50.0
  Rudderow Ave.

NEW YORK
Amherst                                       32,000            299                12/31/85             50.0
  Niagra Falls Blvd.

OKLAHOMA
Oklahoma City                                 35,000            278                02/20/86             60.0
  N. Pennsylvania
Oklahoma City                                 32,700            276                02/28/86             60.3
  NW 39th Expressway

PENNSYLVANIA
Whitehall                                     54,300            532                12/03/85             50.0
  MacArthur Rd.

TEXAS
Dallas                                        53,200            453                10/04/85             66.4
   Alvin St.
Dallas                                        65,400            665                10/04/85             66.4
  S. Westmoreland
Ft. Worth                                     52,500            500                10/04/85             66.4
  Cockrell St.
Ft. Worth                                     58,600            588                10/04/85             66.4
  E. Seminary Dr.
Ft. Worth                                     54,200            524                10/04/85             66.4
  W. Beach St.
San Antonio                                   53,000            513                10/04/85             66.4
  Callaghan Rd.
San Antonio                                   53,100            492                10/04/85             66.4
  Fredericksburg Rd.
San Antonio (a)                               92,000            801                10/04/85             66.4
  Hackberry St.
San Antonio                                   56,700            567                10/04/85             66.4
  Wetmore Rd.
San Antonio                                   48,700            530                10/04/85             66.4
  Zarzamora Rd.

UTAH
Kearns                                        48,600            474                12/18/85             50.0
  W. Sams Blvd.


                                               Net            Number
                                            Rentable            of                 Date of             Ownership
Location                                   Square Feet        Spaces             Acquisition          Percentage
----------------------------               ----------         ------             -----------          ----------
WASHINGTON
Everett                                       83,000            946                11/07/85             50.0%
  Evergreen Way
Seattle                                      133,400          1,473                11/07/85             50.0
  Empire Way South


(a)      In  2000,  the  Joint  Venture  expanded  this  facility  at a cost  of
         $1,794,000,   increasing  the  number  of  spaces  by  273  spaces  and
         increasing net rentable square footage by 38,000.

         The weighted average occupancy level for the Mini-Warehouse Properties was 91% in 2000 and 92% in 1999. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.16 in 2000 compared to $8.89 in 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2000, there were approximately 2,655 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                              -------------------------------------------------------------------------
                                                 2000            1999           1998            1997            1996
                                              ---------       ---------       ---------       ---------       ---------
                                                                (In thousands, except per Unit data)

Total Revenues                                  $5,505          $4,199          $3,930         $3,420          $3,467

Depreciation and amortization                       53              55              49             49             521

Net income                                       5,181           3,886           3,621          3,118           2,187

   Limited partners' share                       4,566           3,254           3,190          2,692           1,771

   General partners' share                         615             632             431            426             416

Limited partners' per unit data (a)

   Net income                                   $30.85          $21.99          $21.55         $18.19          $11.97

   Cash distributions (b)                       $34.23          $36.03          $24.00         $24.00          $24.00

As of December 31,
------------------

Cash and cash equivalents                       $2,300          $2,295          $2,702         $1,002            $194

Total assets                                   $34,327         $34,876         $36,935        $37,306         $38,192


a) Limited Partners' per unit data is based on the weighted average number of units (148,000) outstanding during the period.

b) The General Partners distributed, concurrent with the distribution for the first quarter of 1999, a portion of the operating reserve estimated to be $12.03 per Unit. Also, the third quarter of 2000 distribution includes a portion of the operating reserve estimated to be $9.63 per Unit.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $5,181,000 in 2000 compared to $3,886,000 in 1999, representing an increase of $1,295,000, or 33.3%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties'), the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned property was $295,000 in 2000 compared to $290,000 during 1999, representing a increase of $5,000, or 1.7%. Cost of operations (including management fees) decreased $8,000, or 6.6%, to $113,000 during 2000 from $121,000 in 1999.
Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $13,000, or 7.7%, to $182,000 in 2000 from $169,000 in 1999.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $5,022,000 in 2000 as compared to $3,792,000 during 1999, representing an increase of $1,230,000, or 32.4%. The increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, the Partnership's share of increase operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture. The increase also includes $208,000 representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Partnership's net income was $3,886,000 in 1999 compared to $3,621,000 in 1998, representing an increase of $265,000, or 7.3%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties'), the Partnership's share of increase operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

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

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 2000 and 1999, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999: Rental income for the Mini-Warehouse Properties was $15,093,000 in 2000 compared to $14,639,000 during 1999, representing an increase of $454,000, or 3.1%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $9.16 in 2000 compared to $8.89 in 1999. The weighted average occupancy level was 91% in 2000 and 92% in 1999. Cost of operations (including management fees) increased $183,000, or 3.3%, to $5,717,000 during 2000 from $5,534,000 in 1999. This increase was primarily attributable to increases in advertising, property tax, and repairs and maintenance. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $271,000, or 3.0%, from $9,105,000 in 1999 to $9,376,000 during 2000.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998: Rental income for the Mini-Warehouse Properties was $14,639,000 in 1999 compared to $14,256,000 during 1998, representing an increase of $383,000, or 2.7%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.89 in 1999 compared to $8.64 in 1998. The weighted average occupancy level remained stable at 92% during 1999 and 1998. Cost of operations (including management fees) increased $261,000, or 4.9%, to $5,534,000 during 1999 from $5,273,000 in 1998.
This increase was primarily attributable to increases in advertising, property tax, and management fees. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $122,000, or 1.4%, from $8,983,000 in 1998 to $9,105,000 during 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 2000 of $2,300,000.

         Cash flow from operating activities and distributions from Real Estate Entities (totaling $5,729,000 for the year ended December 31, 2000) has been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $38,000, $5,000 and $17,000 in 2000, 1999 and 1998, respectively. During 2001, the Partnership anticipates approximately $22,000 of capital improvements to the Partnership's wholly-owned properties.

         During 2000, the Joint Venture expanded its San Antonio - Hackberry St. facility for a total cost of $1,794,000, increasing the number of rentable spaces by 273 spaces. These construction costs were paid by the Joint Venture to an affiliate in the first quarter of 2001. In the first quarter of 2001, the Partnership made a capital contribution to the Joint Venture in the amount of $1,191,000, representing the Partnership's 66.4% share of the construction costs.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 2000 and prior years were as follows:

                                 Total                       Per Unit
                               ----------                    --------
       2000                    $5,686,000                     $34.23
       1999                     5,986,000                      36.03
       1998                     3,986,000                      24.00
       1997                     3,987,000                      24.00
       1996                     3,986,000                      24.00
       1995                     4,986,000                      30.02
       1994                     3,987,000                      24.00
       1993                     3,256,000                      19.60
       1992                     3,326,000                      20.02
       1991                     4,224,000                      25.43
       1990                     3,378,000                      20.34
       1989                     4,983,000                      30.00
       1988                     4,983,000                      30.00
       1987                     4,671,000                      28.12
       1986                     4,153,000                      25.00
       1985                     1,192,000                       8.22

         The General Partners distributed, concurrent with distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership, and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $7.25 per Unit. The 1995 distribution includes a portion of the operating reserve of the Partnership estimated to be $6.02 per Unit. The 2000 and 1999 distribution includes a portion of the operating reserve of the Partnership estimated to be $9.63 and $12.03, respectively, per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

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

         B. Wayne Hughes, age 67, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 64, has been employed by PSI for 23 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 58, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 41 became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 40, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 62, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 57, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi has responsibility for all of Public Storage's construction and maintenance activities. Prior to joining the Company, he was a management consultant.

         Obren B. Gerich, age 62, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 51, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Ronald L. Harden, age 52, joined the Company in 1987 and became a Senior vice President of the Property Management Division in 1988, an Executive Vice President of the Property Management Division in August 1999 and a Senior Vice President of the Company in May 2000. Mr. Harden has administrative responsibility for Public Storage's overall property management activities in the mini-warehouse facilities system-wide. From 1983 until 1987, he was a partner and Chief Operating Officer for Good Lite Foods. From 1979 until 1983, Mr. Harden was employed by Taco Bell Restaurants, and his last position there was Division Operations Director with responsibility for 175 restaurants.

         W. David Ristig, age 52, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig has responsibility for Public Storage's land acquisition. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         A. Timothy Scott, age 49, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 39, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 45, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until

May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 61, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan
Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 65, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 67, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 53, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 52, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 48, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage

Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At March 15, 2001, PSI beneficially owned more than 5% or more of the Units of the Partnership:

      Title                                                            Amount of              Percent
       of                        Name and Address of                   Beneficial               of
      Class                       Beneficial Owner                     Ownership               Class
---------------------      ------------------------------        --------------------        ---------
Units of                   Public Storage, Inc.
Limited                    701 Western Avenue
Partnership Interest       Glendale, CA 91201 (1)                  92,276 Units (1)           62.3%


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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 2000, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 2000, approximately $569,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 2000, the Partnership and the Joint Venture paid fees of $906,000 to PSI pursuant to the Management Agreement.

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

                               PS PARTNERS V, LTD.
                               a California Limited Partnership
Dated:  March 30, 2001         By:  Public Storage, Inc., General Partner

                                    By:  /s/ B. Wayne Hughes
                                         -------------------
                                         B. Wayne Hughes, Chairman of the Board

                               By:  /s/ B. Wayne Hughes
                                    -------------------
                                    B. Wayne Hughes, General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

                Signature                                        Capacity                                    Date
------------------------------------        -------------------------------------------------          ---------------
/s/ B. Wayne Hughes                         Chairman of the Board and Chief                             March 30, 2001
------------------------------------        Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                             General Partner (principal executive officer)


/s/ Harvey Lenkin                           President and Director                                      March 30, 2001
------------------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                          Senior Vice President and Director                          March 30, 2001
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                 March 30, 2001
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer           March 30, 2001
------------------------------------        of Public Storage, Inc. (principal financial officer
John Reyes                                  and principal accounting officer)

/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Dann V. Angeloff

/s/ William C. Baker                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Daniel C. Staton


                               PS PARTNERS V, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                         Page
                                                                      References
                                                                      ----------
PS PARTNERS V, LTD.
     Report of Independent Auditors                                       F-1
     Financial Statements and Schedule:
       Balance  Sheets as of December  31, 2000 and 1999                  F-2
       For the years ended
       December 31, 2000, 1999 and 1998:
          Statements of Income                                            F-3
          Statements of Partners' Equity                                  F-4
          Statements of Cash Flows                                        F-5
       Notes to Financial Statements                                  F-6 - F-11
       Schedule
          Schedule III - Real Estate and  Accumulated  Depreciation  F-12 - F-13

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP V JOINT VENTURES
         Report of Independent Auditors F-14 Financial Statements: Balance Sheets as of December 31, 2000 and 1999 F-15 For the years ended December 31, 2000, 1999 and 1998:
              Statements of Income                                      F-16
              Statements of Partners' Equity                            F-17
              Statements of Cash Flows                                  F-18
         Notes to Financial Statements                               F-19 - F-22
         Schedule
              Schedule III - Real Estate and Accumulated
              Depreciation                                           F-23 - F-25

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners V, Ltd.,
A California Limited Partnership


We have audited the balance sheets of PS Partners V, Ltd., a California Limited Partnership as of December 31, 2000 and 1999 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners V, Ltd., a California Limited Partnership, at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2001
Los Angeles, California

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                          2000              1999
                                                                                   -------------------------------------

                                     ASSETS

Cash and cash equivalents                                                             $    2,300,000     $    2,295,000

Rent and other receivables                                                                   286,000              1,000

Real estate facility, at cost:
     Land                                                                                    574,000            574,000
     Buildings and equipment                                                               1,016,000            978,000
                                                                                   -------------------------------------
                                                                                           1,590,000          1,552,000

     Less accumulated depreciation                                                          (587,000)          (534,000)
                                                                                   -------------------------------------
                                                                                           1,003,000          1,018,000

Investment in real estate entities                                                        30,704,000         31,560,000

Other assets                                                                                  34,000              2,000
                                                                                   -------------------------------------

                                                                                      $   34,327,000     $   34,876,000
                                                                                   =====================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                      $       78,000     $      120,000

Advance payments from renters                                                                  8,000             10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                         33,802,000         34,302,000
     General partners' equity                                                                439,000            444,000
                                                                                   -------------------------------------

             Total partners' equity                                                       34,241,000         34,746,000
                                                                                   -------------------------------------

                                                                                      $   34,327,000     $   34,876,000
                                                                                   =====================================

                            See accompanying notes.
                                      F-2

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998


                                                                       2000               1999              1998
                                                                --------------------------------------------------------

REVENUE:

Rental income                                                     $       295,000    $       290,000    $       324,000
Equity in earnings of real estate entities                              5,022,000          3,792,000          3,494,000
Interest income                                                           188,000            117,000            112,000
                                                                --------------------------------------------------------
                                                                        5,505,000          4,199,000          3,930,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                         95,000            104,000            102,000
Management fees                                                            18,000             17,000             19,000
Depreciation and amortization                                              53,000             55,000             49,000
Administrative                                                            158,000            137,000            139,000
                                                                --------------------------------------------------------
                                                                          324,000            313,000            309,000
                                                                --------------------------------------------------------

NET INCOME                                                        $     5,181,000    $     3,886,000    $     3,621,000
                                                                ========================================================

Limited partners' share of net income
     ($30.85, $21.99 and $21.55 per unit in
     2000, 1999 and 1998, respectively)                           $     4,566,000    $     3,254,000    $     3,190,000
General partners' share of net income                                     615,000            632,000            431,000
                                                                --------------------------------------------------------
                                                                  $     5,181,000    $     3,886,000    $     3,621,000
                                                                ========================================================

                            See accompanying notes.
                                       F-3

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                                                     Limited            General
                                                                     Partners           Partners            Total
                                                                --------------------------------------------------------

Balances at December 31, 1997                                     $    36,743,000    $       468,000    $    37,211,000

Net income                                                              3,190,000            431,000          3,621,000

Distributions                                                          (3,552,000)          (434,000)        (3,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1998                                          36,381,000            465,000         36,846,000

Net income                                                              3,254,000            632,000          3,886,000

Distributions                                                          (5,333,000)          (653,000)        (5,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1999                                          34,302,000            444,000         34,746,000

Net income                                                              4,566,000            615,000          5,181,000

Distributions                                                          (5,066,000)          (620,000)        (5,686,000)
                                                                --------------------------------------------------------

Balances at December 31, 2000                                     $    33,802,000    $       439,000    $    34,241,000
                                                                ========================================================

                            See accompanying notes.
                                      F-4

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                                                            2000               1999              1998
                                                                      -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                           $    5,181,000    $    3,886,000     $    3,621,000

    Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                            53,000            55,000             49,000
        Increase in rent and other receivables                                 (285,000)                -             (1,000)
        (Increase) decrease in other assets                                     (32,000)            1,000             11,000
        (Decrease) increase in accounts payable                                 (42,000)           40,000             (2,000)
        (Decrease) increase in advance payments from renters                     (2,000)            1,000             (4,000)
        Equity in earnings of real estate entities                           (5,022,000)       (3,792,000)        (3,494,000)
                                                                      -------------------------------------------------------

             Total adjustments                                               (5,330,000)       (3,695,000)        (3,441,000)
                                                                      -------------------------------------------------------

             Net cash (used in) provided by operating activities               (149,000)          191,000            180,000
                                                                      -------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

        Distributions from real estate entities                               5,878,000         5,393,000          5,523,000
        Additions to real estate facilities                                     (38,000)           (5,000)           (17,000)
                                                                      -------------------------------------------------------

             Net cash provided by investing activities                        5,840,000         5,388,000          5,506,000
                                                                      -------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

        Distributions to partners                                            (5,686,000)       (5,986,000)        (3,986,000)
                                                                      -------------------------------------------------------

             Net cash used in financing activities                           (5,686,000)       (5,986,000)        (3,986,000)
                                                                      -------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              5,000          (407,000)         1,700,000

Cash and cash equivalents at the beginning of the period                      2,295,000         2,702,000          1,002,000
                                                                      -------------------------------------------------------

Cash and cash equivalents at the end of the period                       $    2,300,000    $    2,295,000     $    2,702,000
                                                                      ========================================================

                            See accompanying notes.
                                      F-5

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $34.23, $36.03 and $24.00 per year during 2000, 1999 and 1998, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------


         Recently Issued Accounting Standards
         ------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

3.       Investment in real estate entities
         ----------------------------------

                 During  2000,  1999,  and  1998,  the  Partnership   recognized
         earnings from the Real Estate Entities of $5,022,000, $3,792,000 and $3,494,000, respectively, and received cash distributions totaling $5,878,000, $5,393,000, and $5,523,000, respectively from the Real
         Estate Entities. In addition, 2000 equity in earnings includes $208,000, representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP.

3.       Investment in real estate entities (Continued)
         ----------------------------------------------

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                                      2000                      1999
                                                                ---------------           ---------------

For the year ended December 31,
    Total revenues                                              $   166,721,000           $   144,013,000
    Minority interest in income                                      26,741,000                16,110,000
    Net income                                                       58,843,000                48,380,000

At December 31,
    Total assets, net of accumulated depreciation               $   988,414,000           $   961,360,000
    Total liabilities                                                63,097,000                59,471,000
    Total minority interest                                         306,478,000               289,949,000
    Total equity                                                    618,839,000               611,940,000


                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 2000 and at December 31, 1999, respectively, as compared to prior periods, is the result of additional properties purchased by PSBPLP during 1999 and 2000.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 2000, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                   Unaudited taxable net income was $5,671,000, $4,223,000 and $3,668,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8.       Supplementary Quarterly Financial Data (Unaudited)
         --------------------------------------------------

                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000     December 31, 2000
                               --------------     --------------     ------------------     -----------------
Revenues                       $    1,150,000     $    1,367,000      $     1,411,000        $     1,577,000
Net Income                     $    1,077,000     $    1,248,000      $     1,344,000        $     1,512,000
Net Income Per Unit            $         6.54     $         7.68      $          7.21        $          9.42


                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000     December 31, 2000
                               --------------     --------------     ------------------     -----------------
Revenues                       $      902,000     $    1,023,000      $     1,162,000        $     1,112,000
Net Income                     $      831,000     $      933,000      $     1,076,000        $     1,046,000
Net Income Per Unit            $         3.55     $         5.58      $          6.53        $          6.33


                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                       Costs
                                                           Initial Cost              subsequent
                                                  -------------------------------- to acquisition
    Date                                                            Building &       Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------


    7/86      Colorado Springs/ Hollow Tree            $574,000        $726,000        $290,000
                                                  =================================================

                                                                      Gross Carrying Amount
                                                                       At December 31, 2000
                                                  ---------------------------------------------------------------
    Date                                                             Building &                    Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
-----------------------------------------------------------------------------------------------------------------


    7/86      Colorado Springs/ Hollow Tree            $574,000       $1,016,000      $1,590,000        $587,000
                                                  ===============================================================

                                      F-12

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A) The following is a reconciliation of cost and related accumulated depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                            2000             1999              1998
                                                                      -----------------------------------------------------

Balance at beginning of the period                                      $   1,552,000    $   1,547,000     $   1,530,000

Additions during the period:
     Improvements, etc.                                                        38,000            5,000            17,000
                                                                      -----------------------------------------------------

Balance at the close of the period                                      $   1,590,000    $   1,552,000     $   1,547,000
                                                                      =====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                            2000             1999              1998
                                                                      -----------------------------------------------------

Balance at beginning of the period                                      $     534,000    $     479,000     $     430,000

Additions during the period:
     Depreciation                                                              53,000           55,000            49,000
                                                                      -----------------------------------------------------

Balance at the close of the period                                      $     587,000    $     534,000     $     479,000
                                                                      =====================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $1,621,000 (unaudited).

                         Report of Independent Auditors



The Partners
SEI/PSP V Joint Ventures


We have audited the balance sheets of the SEI/PSP V Joint Ventures as of December 31, 2000 and 1999 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP V Joint Ventures at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2001
Los Angeles, CA

                             SEI/PSP JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                          2000               1999
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                              $     306,000       $     321,000

Rent and other receivables                                                                   141,000             108,000

Real estate facilities, at cost:
     Land                                                                                 15,525,000          15,525,000
     Buildings and equipment                                                              59,233,000          57,036,000
                                                                                   --------------------------------------
                                                                                          74,758,000          72,561,000

         Less accumulated depreciation                                                   (34,827,000)        (32,006,000)
                                                                                   --------------------------------------
                                                                                          39,931,000          40,555,000

Investment in real estate entity                                                          17,150,000          16,512,000

Other assets                                                                                 130,000             123,000
                                                                                   --------------------------------------

                                                                                       $  57,658,000       $  57,619,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                       $     947,000       $     805,000

Accrued construction costs                                                                 1,794,000                   -

Advance payments from renters                                                                421,000             405,000

Partners' equity:
     PS Partners V, Ltd.                                                                  23,655,000          24,663,000
     Public Storage, Inc.                                                                 30,841,000          31,746,000
                                                                                   --------------------------------------

Total partners' equity                                                                    54,496,000          56,409,000
                                                                                   --------------------------------------

                                                                                       $  57,658,000       $  57,619,000
                                                                                   ======================================

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998


                                                                         2000              1999              1998
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                         $  14,798,000     $  14,349,000     $  13,932,000
Equity in earnings of real estate entity                                  1,289,000         1,051,000           931,000
                                                                   -----------------------------------------------------
                                                                         16,087,000        15,400,000        14,863,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,716,000         4,552,000         4,316,000
Management fees                                                             888,000           861,000           836,000
Depreciation and amortization                                             2,821,000         2,862,000         2,658,000
                                                                   -----------------------------------------------------
                                                                          8,425,000         8,275,000         7,810,000
                                                                   -----------------------------------------------------


NET INCOME                                                            $   7,662,000     $   7,125,000     $   7,053,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners V, Ltd.'s share                                 $   4,653,000     $   3,492,000     $   3,229,000
          Public Storage Inc.'s share                                     3,009,000         3,633,000         3,824,000
                                                                   -----------------------------------------------------
                                                                      $   7,662,000     $   7,125,000     $   7,053,000
                                                                   =====================================================

                                      F-16

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                                                   PS Partners        Public Storage
                                                                     V, Ltd.               Inc.               Total
                                                              -------------------------------------------------------------

Balances at December 31, 1997                                    $    28,471,000       $ 31,335,000        $   59,806,000

Net income                                                             3,229,000          3,824,000             7,053,000

Distributions                                                         (5,321,000)        (3,478,000)           (8,799,000)

                                                              -------------------------------------------------------------
Balances at December 31, 1998                                         26,379,000         31,681,000            58,060,000

Net income                                                             3,492,000          3,633,000             7,125,000

Distributions                                                         (5,208,000)        (3,568,000)           (8,776,000)
                                                              -------------------------------------------------------------

Balances at December 31, 1999                                         24,663,000         31,746,000            56,409,000

Net income                                                             4,653,000          3,009,000             7,662,000

Distributions                                                         (5,661,000)        (3,914,000)           (9,575,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2000                                    $    23,655,000       $ 30,841,000        $   54,496,000
                                                              =============================================================

                                      F-17

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                                                              2000            1999            1998
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $   7,662,000    $   7,125,000   $   7,053,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        2,821,000        2,862,000       2,658,000
         Increase in rent and other receivables                                 (33,000)         (19,000)         (7,000)
         (Increase) decrease in other assets                                     (7,000)           2,000          (2,000)
         Increase (decrease) in accounts payable                                142,000          (61,000)        162,000
         Increase (decrease) in advance payments from renters                    16,000          (10,000)         22,000
         Equity in earnings of real estate entity                            (1,289,000)      (1,051,000)       (931,000)
                                                                        -------------------------------------------------

              Total adjustments                                               1,650,000        1,723,000       1,902,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                       9,312,000        8,848,000       8,955,000
                                                                        -------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

         Distributions from real estate entity                                  651,000          649,000         714,000
         Additions to real estate facilities                                   (403,000)        (712,000)       (794,000)
                                                                        -------------------------------------------------

              Net cash provided by (used in) investing activities               248,000          (63,000)        (80,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                           (9,575,000)      (8,776,000)     (8,799,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                          (9,575,000)      (8,776,000)     (8,799,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (15,000)           9,000          76,000

Cash and cash equivalents at the beginning of the period                        321,000          312,000         236,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                        $     306,000    $     321,000   $     312,000
                                                                        =================================================

                                      F-18

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


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

         Revenue and Expense Recognition
         -------------------------------

                  Property rents are recognized as earned. Advertising costs of $585,000, $486,000 and $393,000 in 2000, 1999 and 1998, respectively, are expensed as incurred.

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

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Accrued Construction Costs
         --------------------------

                  During 2000, the Joint Venture expanded its San Antonio - Hackberry St. real estate facility for a cost of $1,794,000. The construction costs were paid to an affiliate in the first quarter of 2001, and were presented as "Accrued Construction Costs" at December 31, 2000. Concurrent with the payment of construction costs in the first quarter of 2001, PSI made a capital contribution (unaudited) of $603,000 and the Partnership made a capital contribution of $1,191,000 (unaudited), representing their respective ownership interest in the property.

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

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Recently Issued Accounting Standards
         ------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

4.       Investment in Real Estate Entity
         --------------------------------

                  In  2000,  1999,  and  1998,  the  Joint  Venture   recognized
         $1,289,000,  $1,051,000,  and  $931,000,  respectively,  in  equity  in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above. Included in equity in earnings for 2000 is $172,000, representing the Joint Venture's share of PSBPLP's gains on sales of real estate investments.

4.       Investment in Real Estate Entity (Continued)
         --------------------------------------------

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                               2000               1999
                                                                         --------------     --------------
    For the year ended December 31,
        Total revenues                                                   $  150,634,000     $  128,613,000
        Minority interest in income                                          26,741,000         16,110,000
        Net income                                                           51,181,000         41,255,000

    At December 31,
        Total assets, net of accumulated depreciation                    $  930,756,000     $  903,741,000
        Total liabilities                                                    59,935,000         58,261,000
        Total minority interest                                             306,478,000        289,949,000
        Total equity                                                        564,343,000        555,531,000


                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 2000 and at December 31, 1999, respectively, as compared to prior periods, is the result of additional properties purchased by PSBPLP during 1999 and 2000.

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

                  Unaudited taxable net income was $6,215,000, $5,711,000 and $5,784,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------

10/85         San Antonio/ Wetmore Rd.                 $306,000      $1,079,000         $451,000
10/85         San Antonio/ Callaghan                    288,000       1,016,000          368,000
10/85         San Antonio/ Zarzamora                    364,000       1,281,000          433,000
10/85         San Antonio/ Hackberry                    388,000       1,367,000        2,186,000
10/85         San Antonio/ Fredericksburg               287,000       1,009,000          404,000
10/85         Dallas/ S. Westmoreland                   474,000       1,670,000          241,000
10/85         Dallas/ Alvin St.                         359,000       1,266,000          213,000
10/85         Fort Worth/ W. Beach St.                  356,000       1,252,000          188,000
10/85         Fort Worth/ E. Seminary                   382,000       1,346,000          202,000
10/85         Fort Worth/ Cockrell St.                  323,000       1,136,000          218,000
11/85         Everett/ Evergreen                        706,000       2,294,000          526,000
11/85         Seattle/ Empire Way                     1,652,000       5,348,000          726,000
12/85         Amherst/ Niagra Falls                     132,000         701,000          270,000
12/85         West Sams Blvd.                           164,000       1,159,000         (233,000)
3/86          Jacksonville/ Wiley                       140,000         510,000          273,000
12/85          MacArthur Rd.                            204,000       1,628,000          168,000
2/86          Costa Mesa/ Pomona                      1,405,000       1,520,000          375,000
12/85         Brockton/ Main                            153,000       2,020,000         (204,000)
1/86          Mapleshade/ Rudderow                      362,000       1,811,000          308,000
1/86          Bordentown/ Groveville                    196,000         981,000          196,000
12/85         Eatontown/ Hwy 35                         308,000       4,067,000          520,000
2/86          Brea/ Imperial Hwy                      1,069,000       2,165,000          416,000
12/85         Denver/ Leetsdale                         603,000         847,000          217,000
2/86          Skokie/ McCormick                         638,000       1,912,000          263,000
1/86          Sun Valley/ Sheldon                       544,000       1,836,000          373,000
3/86          St. Louis/ Forder                         517,000       1,133,000          285,000
1/86          Las Vegas/ Highland                       432,000         848,000          251,000
5/86          Westlake Village                        1,205,000         995,000          224,000


                                                                     Gross Carrying Amount
                                                                      At December 31, 2000
                                                 ---------------------------------------------------------------
    Date                                                            Building &                    Accumulated
  Acquired                Description                 Land         Improvements       Total       Depreciation
----------------------------------------------------------------------------------------------------------------

10/85         San Antonio/ Wetmore Rd.                $306,000       $1,530,000      $1,836,000       $915,000
10/85         San Antonio/ Callaghan                   288,000        1,384,000       1,672,000        846,000
10/85         San Antonio/ Zarzamora                   364,000        1,714,000       2,078,000      1,026,000
10/85         San Antonio/ Hackberry                   388,000        3,553,000       3,941,000      1,058,000
10/85         San Antonio/ Fredericksburg              287,000        1,413,000       1,700,000        876,000
10/85         Dallas/ S. Westmoreland                  474,000        1,911,000       2,385,000      1,149,000
10/85         Dallas/ Alvin St.                        359,000        1,479,000       1,838,000        896,000
10/85         Fort Worth/ W. Beach St.                 356,000        1,440,000       1,796,000        878,000
10/85         Fort Worth/ E. Seminary                  382,000        1,548,000       1,930,000        948,000
10/85         Fort Worth/ Cockrell St.                 323,000        1,354,000       1,677,000        817,000
11/85         Everett/ Evergreen                       706,000        2,820,000       3,526,000      1,789,000
11/85         Seattle/ Empire Way                    1,652,000        6,074,000       7,726,000      3,706,000
12/85         Amherst/ Niagra Falls                    132,000          971,000       1,103,000        608,000
12/85         West Sams Blvd.                          164,000          926,000       1,090,000        574,000
3/86          Jacksonville/ Wiley                      140,000          783,000         923,000        470,000
12/85          MacArthur Rd.                           204,000        1,796,000       2,000,000      1,093,000
2/86          Costa Mesa/ Pomona                     1,405,000        1,895,000       3,300,000      1,155,000
12/85         Brockton/ Main                           153,000        1,816,000       1,969,000      1,110,000
1/86          Mapleshade/ Rudderow                     362,000        2,119,000       2,481,000      1,259,000
1/86          Bordentown/ Groveville                   196,000        1,177,000       1,373,000        692,000
12/85         Eatontown/ Hwy 35                        308,000        4,587,000       4,895,000      2,770,000
2/86          Brea/ Imperial Hwy                     1,069,000        2,581,000       3,650,000      1,559,000
12/85         Denver/ Leetsdale                        603,000        1,064,000       1,667,000        654,000
2/86          Skokie/ McCormick                        638,000        2,175,000       2,813,000      1,292,000
1/86          Sun Valley/ Sheldon                      544,000        2,209,000       2,753,000      1,347,000
3/86          St. Louis/ Forder                        517,000        1,418,000       1,935,000        848,000
1/86          Las Vegas/ Highland                      432,000        1,099,000       1,531,000        673,000
5/86          Westlake Village                       1,205,000        1,219,000       2,424,000        739,000

                                      F-23

                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------

2/86          Colorado Springs/ Sinton                 $535,000      $1,115,000         $275,000
2/86          Oklahoma City/ Penn                       146,000         829,000          198,000
2/86          Oklahoma City/ 39th Expressway            238,000         812,000          349,000
4/86          Reno/ Telegraph                           649,000       1,051,000          549,000
                                                  -------------------------------------------------


                      TOTAL                         $15,525,000     $48,004,000      $11,229,000
                                                  =================================================

                                                                      Gross Carrying Amount
                                                                       At December 31, 2000
                                                  ---------------------------------------------------------------
    Date                                                             Building &                    Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
-----------------------------------------------------------------------------------------------------------------

2/86          Colorado Springs/ Sinton                 $535,000       $1,390,000      $1,925,000       $802,000
2/86          Oklahoma City/ Penn                       146,000        1,027,000       1,173,000        604,000
2/86          Oklahoma City/ 39th Expressway            238,000        1,161,000       1,399,000        697,000
4/86          Reno/ Telegraph                           649,000        1,600,000       2,249,000        977,000
                                                  ---------------------------------------------------------------


                      TOTAL                         $15,525,000      $59,233,000     $74,758,000    $34,827,000
                                                  ===============================================================

                                      F-24

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A) The following is a reconciliation of cost and related accumulated depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                            2000             1999              1998
                                                                      -----------------------------------------------------

Balance at beginning of the period                                      $  72,561,000    $  71,849,000     $  71,055,000

Additions during the period:
     Improvements, etc.                                                     2,197,000          712,000           794,000
                                                                      -----------------------------------------------------

Balance at the close of the period                                      $  74,758,000    $  72,561,000     $  71,849,000
                                                                      =====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                    Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                            2000             1999              1998
                                                                      -----------------------------------------------------

Balance at beginning of the period                                      $  32,006,000    $  29,144,000     $  26,486,000

Additions during the period:
     Depreciation                                                           2,821,000        2,862,000         2,658,000
                                                                      -----------------------------------------------------

Balance at the close of the period                                      $  34,827,000    $  32,006,000     $  29,144,000
                                                                      =====================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $73,317,000 (unaudited).