Form 10-Q
period 2001-03-31
PS PARTNERS V LTD
filed 2001-05-14
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-14476
                       -------

                               PS PARTNERS V, LTD.
                               -------------------
             (Exact name of registrant as specified in its charter)


                California                                      95-3979727
-----------------------------------------                 ----------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)


            701 Western Avenue
           Glendale, California                                 91201-2349
-----------------------------------------                 ----------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 2001
              and December 31, 2000                                          2

         Condensed statements of income for the three
               months ended March 31, 2001 and 2000                          3

         Condensed statements of cash flows for the
              three months ended March 31, 2001 and 2000                     4

         Notes to condensed financial statements                           5-6

         Management's discussion and analysis of financial condition
              and results of operations                                    7-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                          10

                               PS PARTNERS V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                    March 31,        December 31,
                                                                                       2001             2000
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $1,459,000       $2,300,000

Rent and other receivables                                                               246,000          286,000

Real estate facility, at cost:
     Land                                                                                574,000          574,000
     Buildings and equipment                                                           1,016,000        1,016,000
                                                                                 -----------------------------------
                                                                                       1,590,000        1,590,000

     Less accumulated depreciation                                                      (601,000)        (587,000)
                                                                                 -----------------------------------
                                                                                         989,000        1,003,000

Investment in real estate entities                                                    31,850,000       30,704,000

Other assets                                                                              34,000           34,000
                                                                                 -----------------------------------

                                                                                     $34,578,000      $34,327,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                          $4,000          $78,000

Advance payments from renters                                                              7,000            8,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                     34,125,000       33,802,000
     General partner's equity                                                            442,000          439,000
                                                                                 -----------------------------------

Total partners' equity                                                                34,567,000       34,241,000
                                                                                 -----------------------------------

                                                                                     $34,578,000      $34,327,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                               PS PARTNERS V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                   March 31,
                                                       -----------------------------------
                                                             2001              2000
                                                       -----------------------------------

REVENUE:

Rental income                                                 $69,000           $69,000
Equity in earnings of real estate entities                  1,345,000         1,045,000
Interest income                                                34,000            36,000
                                                       -----------------------------------
                                                            1,448,000         1,150,000
                                                       -----------------------------------

COSTS AND EXPENSES:

Cost of operations                                             30,000            26,000
Management fees                                                 4,000             4,000
Depreciation and amortization                                  14,000            13,000
Administrative                                                 27,000            30,000
                                                       -----------------------------------
                                                               75,000            73,000
                                                       -----------------------------------

NET INCOME                                                 $1,373,000        $1,077,000
                                                       ===================================

Limited partners' share of net income
     ($8.49 per unit in 2001 and
     $6.54 per unit in 2000)                               $1,256,000          $968,000
General partner's share of net income                         117,000           109,000
                                                       -----------------------------------
                                                           $1,373,000        $1,077,000
                                                       ===================================

                            See accompanying notes.
                                       3

                               PS PARTNERS V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                      2001              2000
                                                                               -------------------------------------

Cash flows from operating activities:


     Net income                                                                     $1,373,000         $1,077,000

     Adjustments to reconcile net income to net cash provided by (used in) operating activities

         Depreciation and amortization                                                  14,000             13,000
         Decrease in rent and other receivables                                         40,000              1,000
         Increase in other assets                                                            -            (20,000)
         Decrease in accounts payable                                                  (74,000)           (48,000)
         Decrease in advance payments from renters                                      (1,000)            (1,000)
         Equity in earnings of real estate entities                                 (1,345,000)        (1,045,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,366,000)        (1,100,000)
                                                                               -------------------------------------

             Net cash provided by (used in) operating activities                         7,000            (23,000)
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     1,394,000          1,340,000
         Contribution to real estate entities                                       (1,195,000)            (2,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                                 199,000          1,338,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (1,047,000)          (997,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (1,047,000)          (997,000)
                                                                               -------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (841,000)           318,000

Cash and cash equivalents at the beginning of the period                             2,300,000         2,295,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $1,459,000        $2,613,000
                                                                               =====================================

                            See accompanying notes.
                                        4

                               PS PARTNERS V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2000.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

5. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001 and the adoption had no material impact on the Partnership's consolidated financial statements.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                               Three Months Ended March 31,
                                           -----------------------------------
                                                 2001               2000
                                           ----------------  -----------------
Total revenues.........................    $43,580,000             $39,672,000
Minority interest in income............     $6,423,000              $5,911,000
Net income.............................    $13,452,000             $12,473,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

         Our net income for the three months ended March 31, 2001 was $1,373,000 compared to $1,077,000 for the three months ended March 31, 2000, representing an increase of $296,000, or 27.5%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property remained stable at $69,000 for the three months ended March 31, 2001 and 2000. Cost of operations (including management fees) increased $4,000, or 13.3%, to $34,000 from $30,000 for the three months ended March 31, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating decreased $4,000 to $35,000 from $39,000 for the three months ended March 31, 2001 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,345,000 in the three months ended March 31, 2001 as compared to $1,045,000 during the three months ended March 31, 2000, representing an increase of $300,000, or 28.7%. The increase was primarily due to our share of improved property operations at the Mini-warehouse Properties owned by the Joint Venture, a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, and our share of improved earnings of PSBPLP.

Interest Income
---------------

         Interest income decreased by $2,000 from $36,000 for the three months ended March 31, 2000 to $34,000 for the three months ended March 31, 2001.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $1,000, or 7.7%, from $13,000 to $14,000 for the three months ended March 31, 2000 and 2001, respectively.

Administrative
--------------

         Administrative expense decreased $3,000, to $27,000 in the three months ended March 31, 2001 compared to $30,000 in the same period in 2000.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

         Rental income for the Mini-Warehouse Properties was $3,867,000 compared to $3,625,000 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $242,000, or 6.7%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, partially offset by a decrease in average occupancy rates. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.54 compared to $8.87 for the three months ended March 31, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 92% to 89% for the three months ended March 31, 2000 and 2001, respectively. Cost of operations (including management fees) increased $45,000, or 3.2%, to $1,444,000 from $1,399,000 for the three months ended March 31, 2001 and 2000, respectively. This increase is primarily attributable to higher advertising and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $197,000, or 8.8%, from $2,226,000 to $2,423,000 for the three months ended March 31, 2000 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,401,000 for the three months ended March 31, 2001) has been sufficient to meet all our current obligations.

         During 2001, we do not anticipate incurring significant costs for capital improvements for our wholly-owned property. There were no capital improvements for the three months ended March 31, 2001 with respect to this property. As previously reported, during 2000, the Joint Venture expanded its San Antonio - Hackberry St. facility for a total cost of $1,794,000. The Joint Venture paid these costs to an affiliate in the first quarter of 2001. In the first quarter of 2001, the Partnership made a capital contribution to the Joint Venture in the amount of $1,195,000, representing the Partnership's share of the construction costs.

         We paid distributions to the limited and general partners totaling $932,000 ($6.30 per unit) and $115,000, respectively, during the first three months of 2001. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are not applicable.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      The following Exhibits are included herein:

                  None

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DATED:   May 14, 2001



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