Form 10-Q
period 2001-06-30
PS PARTNERS V LTD
filed 2001-08-14
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from              to
                              --------------  --------------

Commission File Number 0-14476
                       -------

                               PS PARTNERS V, LTD.
                               -------------------
             (Exact name of registrant as specified in its charter)


                California                                      95-3979727
-------------------------------------------               ----------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)


            701 Western Avenue
           Glendale, California                                 91201-2394
-------------------------------------------               ----------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 2001
              and December 31, 2000                                           2

         Condensed statements of income for the three
              and six months ended June 30, 2001 and 2000                     3

         Condensed statements of cash flows for the
              six months ended June 30, 2001 and 2000                         4

         Notes to condensed financial statements                            5-6

         Management's discussion and analysis of financial condition
              and results of operations                                    7-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           12

                               PS PARTNERS V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      June 30,       December 31,
                                                                                        2001             2000
                                                                                 -----------------------------------
                                                                                    (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $1,972,000       $2,300,000

Rent and other receivables                                                               293,000          286,000

Real estate facility, at cost:
     Land                                                                                574,000          574,000
     Buildings and equipment                                                           1,017,000        1,016,000
                                                                                 -----------------------------------
                                                                                       1,591,000        1,590,000

     Less accumulated depreciation                                                      (616,000)        (587,000)
                                                                                 -----------------------------------
                                                                                         975,000        1,003,000

Investment in real estate entities                                                    31,783,000       30,704,000

Other assets                                                                              33,000           34,000
                                                                                 -----------------------------------

                                                                                     $35,056,000      $34,327,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $106,000          $78,000

Advance payments from renters                                                              8,000            8,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                     34,496,000       33,802,000
     General partner's equity                                                            446,000          439,000
                                                                                 -----------------------------------

Total partners' equity                                                                34,942,000       34,241,000
                                                                                 -----------------------------------

                                                                                     $35,056,000      $34,327,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                               PS PARTNERS V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ----------------------------------------------------------------------
                                                             2001              2000             2001             2000
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                 $81,000           $71,000         $150,000         $140,000
Equity in earnings of real estate entities                  1,480,000         1,242,000        2,825,000        2,287,000
Interest income                                                12,000            54,000           46,000           90,000
                                                       ----------------------------------------------------------------------
                                                            1,573,000         1,367,000        3,021,000        2,517,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             29,000            25,000           59,000           51,000
Management fees                                                 5,000             4,000            9,000            8,000
Depreciation and amortization                                  15,000            13,000           29,000           26,000
Administrative                                                 51,000            77,000           78,000          107,000
                                                       ----------------------------------------------------------------------
                                                              100,000           119,000          175,000          192,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                 $1,473,000        $1,248,000       $2,846,000       $2,325,000
                                                       ======================================================================

Limited partners' share of net income
     ($17.61 per unit in 2001 and
     $14.22 per unit in 2000)                                                                 $2,606,000       $2,105,000
General partner's share of net income                                                            240,000          220,000
                                                                                          -----------------------------------
                                                                                              $2,846,000       $2,325,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                               PS PARTNERS V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               -------------------------------------
                                                                                      2001              2000
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $2,846,000         $2,325,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  29,000             26,000
         (Increase) decrease in rent and other receivables                              (7,000)             1,000
         Decrease  in other assets                                                       1,000                  -
         Increase (decrease) in accounts payable                                        28,000            (26,000)
         Increase in advance payments from renters                                           -              2,000
         Equity in earnings of real estate entities                                 (2,825,000)        (2,287,000)
                                                                               -------------------------------------

             Total adjustments                                                      (2,774,000)        (2,284,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                  72,000             41,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     1,746,000          2,915,000
         Additions to real estate facility                                              (1,000)            (3,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               1,745,000          2,912,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (2,145,000)        (1,993,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (2,145,000)        (1,993,000)
                                                                               -------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (328,000)           960,000

Cash and cash equivalents at the beginning of the period                             2,300,000         2,295,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $1,972,000        $3,255,000
                                                                               =====================================

                            See accompanying notes.
                                        4

                               PS PARTNERS V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                 Six Months Ended June 30,
                                           -----------------------------------
                                              2001                    2000
                                           -----------             -----------

  Total revenues.......................    $88,931,000             $81,650,000
  Minority interest in income..........    $13,152,000             $12,031,000
  Net income...........................    $28,468,000             $25,911,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

         Our net income for the three months ended June 30, 2001 was $1,473,000 compared to $1,248,000 for the three months ended June 30, 2000, representing an increase of $225,000 or 18.0%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $81,000 compared to $71,000 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $10,000 or 14.1%. Cost of operations (including management fees) increased by $5,000 or 17.2%, to $34,000 from $29,000 for the three months ended June 30, 2001 and 2000, respectively.
Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $5,000 or 11.9%, to $47,000 from $42,000 for the three months ended June 30, 2001 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,480,000 in the three months ended June 30, 2001 as compared to $1,242,000 during the three months ended June 30, 2000, representing an increase of $238,000 or 19.2%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $42,000 or 77.8%, from $54,000 for the three months ended June 30, 2000 to $12,000 for the three months ended June 30, 2001, due to lower cash balances and interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased by $2,000 or 15.4%, from $13,000 to $15,000 for the three months ended June 30, 2000 and 2001, respectively.

Administrative
--------------

         Administrative expense decreased by $26,000 or 33.8%, to $51,000 in the three months ended June 30, 2001 as compared to $77,000 in the same period in 2000, due primarily to the timing of investor services related expenses.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

         Our net income for the six months ended June 30, 2001 was $2,846,000 compared to $2,325,000 for the six months ended June 30, 2000, representing an increase of $521,000 or 22.4%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $150,000 compared to $140,000 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $10,000 or 7.1%. Cost of operations (including management fees) increased by $9,000 or 15.3%, to $68,000 from

$59,000 for the six months ended June 30, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $1,000 or 1.2%, to $82,000 from $81,000 for the six months ended June 30, 2001 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,825,000 in the six months ended June 30, 2001 as compared to $2,287,000 during the six months ended June 30, 2000, representing an increase of $538,000 or 23.5%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $44,000 or 48.9%, from $90,000 to $46,000 for the six months ended June 30, 2000 and 2001, respectively, due to lower cash balances and interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation  and  amortization  increased  by $3,000  or  11.5%,  from
$26,000  to  $29,000  for  the  six  months   ended  June  30,  2000  and  2001,
respectively.

Administrative
--------------

         Administrative expense decreased by $29,000 or 27.1%, to $78,000 in the six months ended June 30, 2001 as compared to $107,000 in the same period in 2000, due primarily to the timing of investor services related expenses.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

         Rental income for the Mini-Warehouse Properties was $4,043,000 compared to $3,783,000 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $260,000 or 6.9%. The increase in rental income was primarily attributable to an increase in rental rates, partially offset by a decrease in average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.79 compared to $9.07 for the three months ended June 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 92% to 91% for the three months ended June 30, 2000 and 2001, respectively. Cost of operations (including management fees) decreased by $5,000, or 0.4%, to $1,380,000 from $1,385,000 for the three months ended June 30, 2001 and 2000, respectively. This decrease is primarily attributable to lower repairs and maintenance, and payroll expense, offset partially by higher advertising and promotion expense. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $265,000 or 11.1%, from $2,398,000 to $2,663,000 for the three months ended June 30, 2000 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

         Rental income for the Mini-Warehouse Properties was $7,910,000 compared to $7,408,000 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $502,000, or 6.8%. The increase in rental income was primarily attributable to increased rental rates partially offset by decreased average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.66 compared to $8.97 for the six months ended June 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 92% to 90% for the six months ended June 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased by $40,000 or 1.4%, to $2,824,000 from $2,784,000 for the six months ended June 30, 2001 and 2000, respectively. This increase is primarily attributable to higher advertising and promotion expense. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $462,000 or 10.0%, from $4,624,000 to $5,086,000 for the six months ended June 30, 2000 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,818,000 for the six months ended June 30, 2001) has been sufficient to meet all our current obligations.

         During 2001, we do not anticipate incurring significant costs for capital improvements for our wholly-owned property. Total capital improvements for the six months ended June 30, 2001 with respect to this property was $1,000. As previously reported, during 2000, the Joint Venture expanded its San Antonio
- Hackberry St. facility for a total cost of $1,794,000. The Joint Venture paid these costs to an affiliate in the first quarter of 2001. In the first quarter of 2001, the Partnership made a capital contribution to the Joint Venture in the amount of $1,195,000, representing the Partnership's share of the construction costs.

         We paid distributions to the limited and general partners totaling $1,912,000 ($12.92 per unit) and $234,000, respectively, during the first six months of 2001. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                             DATED: August 13, 2001



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