Form 10-Q
period 2001-09-30
PS PARTNERS V LTD
filed 2001-11-13
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2001
                              ------------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 2001
              and December 31, 2000                                            2

         Condensed statements of income for the three
              and nine months ended September 30, 2001 and 2000                3

         Condensed statements of cash flows for the
              nine months ended September 30, 2001 and 2000                    4

         Notes to condensed financial statements                               5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                            11

                               PS PARTNERS V, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  September 30,     December 31,
                                                                                       2001             2000
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $2,641,000       $2,300,000

Rent and other receivables                                                               186,000          286,000

Real estate facility, at cost:
     Land                                                                                574,000          574,000
     Buildings and equipment                                                           1,022,000        1,016,000
                                                                                 -----------------------------------
                                                                                       1,596,000        1,590,000

     Less accumulated depreciation                                                      (632,000)        (587,000)
                                                                                 -----------------------------------
                                                                                         964,000        1,003,000

Investment in real estate entities                                                    31,547,000       30,704,000

Other assets                                                                              33,000           34,000
                                                                                 -----------------------------------

                                                                                     $35,371,000      $34,327,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                         $44,000          $78,000

Advance payments from renters                                                              5,000            8,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                     34,873,000       33,802,000
     General partner's equity                                                            449,000          439,000
                                                                                 -----------------------------------

Total partners' equity                                                                35,322,000       34,241,000
                                                                                 -----------------------------------

                                                                                     $35,371,000      $34,327,000
                                                                                 ===================================

                             See accompanying notes.
                                        2

                               PS PARTNERS V, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                       ----------------------------------------------------------------------
                                                             2001              2000             2001             2000
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                 $81,000           $79,000         $231,000         $219,000
Equity in earnings of real estate entities                  1,453,000         1,273,000        4,278,000        3,560,000
Interest income                                                22,000            59,000           68,000          149,000
                                                       ----------------------------------------------------------------------
                                                            1,556,000         1,411,000        4,577,000        3,928,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             26,000            24,000           85,000           75,000
Management fees                                                 5,000             5,000           14,000           13,000
Depreciation and amortization                                  16,000            13,000           45,000           39,000
Administrative                                                 27,000            25,000          105,000          132,000
                                                       ----------------------------------------------------------------------
                                                               74,000            67,000          249,000          259,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                 $1,482,000        $1,344,000       $4,328,000       $3,669,000
                                                       ======================================================================

Limited partners' share of net income
     ($26.78 per unit in 2001 and
     $21.43 per unit in 2000)                                                                 $3,963,000       $3,173,000
General partner's share of net income                                                            365,000          496,000
                                                                                          -----------------------------------
                                                                                              $4,328,000       $3,669,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                               PS PARTNERS V, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      2001              2000
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $4,328,000         $3,669,000

     Adjustments to reconcile net income to net cash
         Provided by operating activities

         Depreciation and amortization                                                  45,000             39,000
         Decrease in rent and other receivables                                        100,000                  -
         Decrease (increase) in other assets                                             1,000             (1,000)
         Decrease in accounts payable                                                  (34,000)           (44,000)
         (Decrease) increase in advance payments from renters                           (3,000)             1,000
         Equity in earnings of real estate entities                                 (4,278,000)        (3,560,000)
                                                                               -------------------------------------

             Total adjustments                                                      (4,169,000)        (3,565,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 159,000            104,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     3,435,000          4,476,000
         Additions to real estate facility                                              (6,000)            (4,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               3,429,000          4,472,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (3,247,000)        (4,640,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (3,247,000)        (4,640,000)
                                                                               -------------------------------------

Net increase (decrease) in cash and cash equivalents                                   341,000            (64,000)

Cash and cash equivalents at the beginning of the period                             2,300,000          2,295,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,641,000        $2,231,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                               PS PARTNERS V, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                                            Nine Months Ended September 30,
                                                                         -------------------------------------
                                                                             2001                    2000
                                                                         -------------           -------------
  Total revenues...............................................          $137,168,000            $124,198,000
  Minority interest in income..................................           $19,743,000             $18,391,000
  Net income...................................................           $43,471,000             $39,348,000

                                       5

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the three months ended September 30, 2001 was $1,482,000 compared to $1,344,000 for the three months ended September 30, 2000, representing an increase of $138,000 or 10.3%. The increase was primarily due to our share of improved operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $81,000 compared to $79,000 for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $2,000 or 2.5%. Cost of operations (including management fees) increased $2,000 or 6.9%, to $31,000 from $29,000 for the three months ended September 30, 2001 and 2000, respectively.
Accordingly, for our wholly-owned mini-warehouse property, property net operating income remained stable at $50,000 for the three months ended September 30, 2001 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,453,000 in the three months ended September 30, 2001 as compared to $1,273,000 during the three months ended September 30, 2000, representing an increase of $180,000, or 14.1%. This increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $37,000, from $59,000 for the three months ended September 30, 2000 to $22,000 for the three months ended September 30, 2001, due to lower invested cash balances and lower interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased by $3,000, from $13,000 to $16,000 for the three months ended September 30, 2000 and 2001, respectively.

Administrative
--------------

         Administrative expense increased by $2,000, to $27,000 for the three months ended September 30, 2001 as compared to $25,000 for the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the nine months ended September 30, 2001 was $4,328,000 compared to $3,669,000 for the nine months ended September 30, 2000, representing an increase of $659,000, or 18.0%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $231,000 compared to $219,000 for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $12,000, or 5.5%. Cost of operations (including management fees) increased $11,000, or 12.5%, to $99,000 from $88,000 for the nine months ended September 30, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased $1,000, or 0.8%, to $132,000 from $131,000 for the nine months ended September 30, 2001 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $4,278,000 in the nine months ended September 30, 2001 as compared to $3,560,000 during the nine months ended September 30, 2000, representing an increase of $718,000, or 20.2%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $81,000, from $149,000 for the nine months ended September 30, 2000 to $68,000 for the nine months ended September 30, 2001 due to lower invested cash balances and lower interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $6,000, from $39,000 to $45,000 for the nine months ended September 30, 2000 and 2001, respectively.

Administrative
--------------

         Administrative expense decreased $27,000, to $105,000 in the nine months ended September 30, 2001 as compared to $132,000 in the same period in 2000.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

         Rental income for the Mini-Warehouse Properties was $4,153,000 compared to $3,859,000 for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $294,000 or 7.6%. The increase in rental income was primarily attributable to an increase in rental rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $10.00 compared to $9.30 for the three months ended September 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 91% for the three months ended September 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased $45,000 or 3.2%, to $1,468,000 from $1,423,000 for the three months ended September 30, 2001 and 2000, respectively. This increase is primarily attributable to increases in advertising and promotion expenses, offset partially by lower repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $249,000 or 10.2%, from $2,436,000 to $2,685,000 for the three months ended September 30, 2000 and 2001, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Rental  income  for  the  Mini-Warehouse   Properties  was  $12,063,000
compared to $11,267,000 for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of $796,000 or 7.1%. The increase in rental income was primarily attributable to an increase in rental rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.78 compared to $9.08 for the nine months ended September 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 92% to 90% for the nine months ended September 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased $85,000 or 2.0%, to $4,292,000 from $4,207,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase is primarily attributable to increases in advertising and promotion expenses, offset partially by lower repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $711,000 or 10.1%, from $7,060,000 to $7,771,000 for the nine months ended September 30, 2000 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($3,594,000 for the nine months ended September 30, 2001) has been sufficient to meet all our current obligations.

         During 2001, we do not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the nine months ended September 30, 2001 with respect to our wholly-owned property was $6,000.

         We paid distributions to the limited and general partners totaling $2,892,000 ($19.54 per unit) and $355,000, respectively, during the first nine months of 2001. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                           DATED:   November 13, 2001



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