Form 10-K405
period 2001-12-31
PS PARTNERS V LTD
filed 2002-03-29
CIK 763541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001
                          -----------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                       to
                               ---------------------    ---------------------

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2002, PSI owned approximately 62.7% of the Partnership's limited partnership units (see Item 12 for additional information regarding PSI's ownership) and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         Economies of scale: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 2001, PSI operated 1,414 mini-warehouse facilities (including 30 managed for third parties) in 37 states and had over 659,000 spaces rented. The size and scope of the PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

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

Investments in Facilities
-------------------------

         The Partnership owns interests in 33 properties (excluding the properties transferred to PSBPLP in January 1997); 32 of such properties are owned by the Joint Venture. Reference is made to the table in Item 2 for a summary of information about the properties that the Partnership has an interest in.

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

Other Business Activities
-------------------------

         A Corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This Corporation receives the premiums and bears the risks associated with the re-insurance.

         A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

Employees
---------

         There are approximately 110 persons who render services on behalf of the Partnership and the Joint Venture. These persons include resident managers, assistant managers, relief managers, area managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSBPLP.

ITEM 1A. Risk Factors.

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

PUBLIC STORAGE CONTROLS US.

         Public Storage owns approximately 62.7% of our outstanding limited partnership units and is our general partner. Consequently, Public Storage controls matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions. On April 19, 2002, as a result of a vote by Public Storage, each limited partnership unit will be converted into the right to receive a value of $596 in Public Storage Common Stock or, at the option of the unitholder, $596 in cash.

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     o   lack of demand for rental spaces or units in a locale;

     o   changes in general economic or local conditions;

     o changes in supply of or demand for similar or competing facilities in an area;

     o   the impact of environmental protection laws;

     o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     o   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. All of the properties the Partnership has an interest in are self-storage facilities. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in certain market areas in which we operate.

         We may incur significant environmental costs and liabilities. As an owner of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

         We have conducted preliminary environmental assessments on most of the properties the Partnership has in interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

ITEM 2.  Properties.

         The following table sets forth information as of December 31, 2001 about the properties that the Partnership has an interest in:

                                        Net               Number
                                     Rentable               of                 Date of             Ownership
Location                            Square Feet           Spaces             Acquisition          Percentage
-----------------------------      --------------        --------           -------------         ----------
CALIFORNIA
Brea E.                                   82,400            773                02/28/86             60.0%
   Imperial Way
Costa Mesa                                43,800            497                02/21/86             50.0
   Pomona Ave.
Sun Valley                                47,500            482                01/08/86             50.0
  Sheldon St.
Westlake Village                          36,000            303                05/09/86             60.0
  Agoura Rd.

COLORADO
Colorado Springs                          45,000            434                07/15/86            100.0
  Hollow Tree Ct.
Colorado Springs                          58,800            578                02/19/86             50.0
  N. Stinton Rd.
Denver                                    32,300            235                12/06/85             50.0
  Leetsdale Ave.

FLORIDA
Jacksonville                              31,800            323                03/12/86             60.0
  Wiley Rd.

ILLINOIS
Skokie                                    49,500            458                02/27/86             50.0
  McCormick Blvd.

MASSACHUSETTS
Brockton                                  49,800            430                12/03/85             50.0
  Main St.

MISSOURI
St. Louis                                 43,900            382                03/28/86             69.0
  Forder Rd.

                                        Net               Number
                                     Rentable               of                 Date of             Ownership
Location                            Square Feet           Spaces             Acquisition          Percentage
-----------------------------      --------------        --------           -------------         ----------
NEVADA
Las Vegas                                 47,300            435                01/17/86             50.0%
  S. Highland Dr.
Reno                                      81,200            575                04/01/86             70.6
  Telegraph Rd.

NEW JERSEY
Bordentown                                30,500            288                01/16/86             50.0
  Route 130
Eatontown                                 82,400            897                12/31/85             60.0
  Highway 35
Mapleshade                                55,400            496                01/16/86             50.0
  Rudderow Ave.

NEW YORK
Amherst                                   32,100            299                12/31/85             50.0
  Niagra Falls Blvd.

OKLAHOMA
Oklahoma City                             35,100            276                02/20/86             60.0
  N. Pennsylvania
Oklahoma City                             32,700            276                02/28/86             60.3
  NW 39th Expressway

PENNSYLVANIA
Whitehall                                 54,300            532                12/03/85             50.0
  MacArthur Rd.

TEXAS
Dallas                                    53,200            453                10/04/85             66.4
   Alvin St.
Dallas                                    65,400            665                10/04/85             66.4
  S. Westmoreland
Ft. Worth                                 52,500            500                10/04/85             66.4
  Cockrell St.
Ft. Worth                                 58,600            588                10/04/85             66.4
  E. Seminary Dr.
Ft. Worth                                 54,200            524                10/04/85             66.4
  W. Beach St.
San Antonio                               53,000            513                10/04/85             66.4
  Callaghan Rd.
San Antonio                               53,100            492                10/04/85             66.4
  Fredericksburg Rd.
San Antonio (a)                           91,600            801                10/04/85             66.4
  Hackberry St.
San Antonio                               56,700            567                10/04/85             66.4
  Wetmore Rd.
San Antonio                               48,700            530                10/04/85             66.4
  Zarzamora Rd.

                                        Net               Number
                                     Rentable               of                 Date of             Ownership
Location                            Square Feet           Spaces             Acquisition          Percentage
-----------------------------      --------------        --------           -------------         ----------
UTAH
Kearns                                    48,600            465                12/18/85             50.0%
  W. Sams Blvd.

WASHINGTON
Everett                                   82,700            920                11/07/85             50.0
  Evergreen Way
Seattle                                  133,500          1,474                11/07/85             50.0
  Empire Way South

(a) In 2000, the Joint Venture expanded this facility at a cost of $1,794,000, increasing the number of spaces by 273 spaces and increasing net rentable square footage by 38,000.

         The weighted average occupancy level for the Mini-Warehouse Properties was 89% in 2001 and 91% in 2000. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.92 in 2001 compared to $9.16 in 2000.

ITEM 3.  Legal Proceedings.

         No material legal proceeding is pending against the Partnership or the Joint Venture.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2001, there were approximately 2,607 record holders of Units.

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

ITEM 6.  Selected Financial Data.

                                                                  For the Years Ended December 31,
                                               ----------------------------------------------------------------------
                                                 2001            2000           1999            1998           1997
                                               --------        --------        --------       --------       --------
                                                                (In thousands, except per Unit data)

Total Revenues                                  $6,110          $5,505          $4,199         $3,930          $3,420

Depreciation and amortization                       59              53              55             49              49

Net income                                       5,795           5,181           3,886          3,621           3,118

   Limited partners' share                       5,208           4,566           3,254          3,190           2,692

   General partners' share                         587             615             632            431             426

Limited partners' per unit data (a)

   Net income                                   $35.19          $30.85          $21.99         $21.55          $18.19

   Cash distributions (b)                       $32.18          $34.23          $36.03         $24.00          $24.00

As of December 31,
------------------

Cash and cash equivalents                       $2,374          $2,300          $2,295         $2,702          $1,002

Total assets                                   $34,871         $34,327         $34,876        $36,935         $37,306

a) Limited Partners' per unit data is based on the weighted average number of units (148,000) outstanding during the period.

b) The General Partners distributed, concurrent with the distribution for the first quarter of 1999, a portion of the operating reserve estimated to be $12.03 per Unit. Also, the third quarter of 2000 distribution includes a portion of the operating reserve estimated to be $9.63 per Unit. The General Partners distributed, concurrent with the distribution for the fourth quarter of 2001, a portion of the operating reserve estimated to be $6.02 per Unit.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors described in Item 1A, "Risk Factors", include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Partnership's facilities; the Partnership's ability to evaluate, finance, and integrate acquired and developed properties into the Partnership's existing operations; the Partnership's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts and the impact of general economic conditions upon rental rates and occupancy levels at the Partnership's facilities.

Critical Accounting Policy - Impairment of Long Lived Assets
------------------------------------------------------------

         Substantially all of the Partnership's assets consist of investments in real estate assets. We annually evaluate our real estate investments for impairment. This evaluation includes identifying indicators of impairment. When indicators of impairment are present and the undiscounted future cash flows of the assets are less than the carrying amount, an impairment charge is recorded. The Partnership has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses the procedures to be followed in evaluating and recording impairment losses with respect to long-lived assets. The Partnership will adopt this Statement in its fiscal year ended December 31, 2002, and expects that there will be no material impact from these statements with respect to impairment losses.

         However, future events could cause us to conclude that our real estate investments are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Partnership's net income was $5,795,000 in 2001 compared to $5,181,000 in 2000, representing an increase of $614,000, or 11.9%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the
"Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         Property Operations: Rental income for the Partnership's wholly-owned property was $306,000 in 2001 compared to $295,000 during 2000, representing a increase of $11,000, or 3.7%. Cost of operations (including management fees) increased $19,000, or 16.8%, to $132,000 during 2001 from $113,000 in 2000.
Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $8,000, or 4.4%, to $174,000 in 2001 from $182,000 in 2000.

         Equity in earnings of real estate entities: Equity in earnings of real estate entities was $5,659,000 in 2001 as compared to $5,022,000 during 2000, representing an increase of $637,000, or 12.7%. The increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $5,181,000 in 2000 compared to $3,886,000 in 1999, representing an increase of $1,295,000, or 33.3%. The increase is due primarily to the Partnership's share of an improvement in operations of the Mini-Warehouse Properties, the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

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

Supplemental Property Data
--------------------------

         During 2001 and 2000, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         Year ended December 31, 2001 compared to the year ended December 31, 2000: Rental income for the Mini-Warehouse Properties was $16,177,000 in 2001 compared to $15,093,000 during 2000, representing an increase of $1,084,000, or 7.2%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $9.92 in 2001 compared to $9.16 in 2000. The weighted average occupancy level was 89% in 2001 and 91% in 2000. Cost of operations (including management fees) increased $197,000, or 3.4%, to $5,914,000 during 2001 from $5,717,000 in 2000. This increase was primarily attributable to increases in advertising and property tax expense. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $887,000, or 9.5%, from $9,376,000 in 2000 to $10,263,000 during 2001.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 2001 of $2,374,000.

         Cash flow from operating activities and distributions from Real Estate Entities (totaling $5,454,000 for the year ended December 31, 2001) has been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $34,000, $38,000 and $5,000 in 2001, 2000 and 1999, respectively. During 2002, the Partnership anticipates approximately $12,000 of capital improvements to the Partnership's wholly-owned properties.

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

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 2001 and prior years were as follows:

                                 Total                      Per Unit
                              ------------                 ----------
       2001                    $5,346,000                     $32.18
       2000                     5,686,000                      34.23
       1999                     5,986,000                      36.03
       1998                     3,986,000                      24.00
       1997                     3,987,000                      24.00
       1996                     3,986,000                      24.00
       1995                     4,986,000                      30.02
       1994                     3,987,000                      24.00
       1993                     3,256,000                      19.60
       1992                     3,326,000                      20.02
       1991                     4,224,000                      25.43
       1990                     3,378,000                      20.34
       1989                     4,983,000                      30.00
       1988                     4,983,000                      30.00
       1987                     4,671,000                      28.12
       1986                     4,153,000                      25.00
       1985                     1,192,000                       8.22

         The General Partners distributed, concurrent with distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership, and adjusted the on-going distribution level. The operating reserve that was distributed was estimated at $7.25 per Unit. The 1995 distribution includes a portion of the operating reserve of the Partnership estimated to be $6.02 per Unit. The 2000 and 1999 distribution includes a portion of the operating reserve of the Partnership estimated to be $9.63 and $12.03, respectively, per Unit. The General Partners distributed, concurrent with the distribution for the fourth quarter of 2001, a portion of the operating reserve estimated to be $6.02 per Unit. Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

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

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks owned by the Joint Venture were managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Joint Venture transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

            Name                        Positions with PSI
-----------------------     -------------------------------------------------
B. Wayne Hughes             Chairman of the Board and Chief Executive Officer
Harvey Lenkin               President and Director
Marvin M. Lotz              Senior Vice President and Director
B. Wayne Hughes, Jr.        Vice President and Director
John Reyes                  Senior Vice President and Chief Financial Officer
Carl B. Phelps              Senior Vice President and General Counsel
Bahman Abtahi               Senior Vice President
W. David Ristig             Senior Vice President
Anthony Grillo              Senior Vice President
A. Timothy Scott            Senior Vice President and Tax Counsel
David P. Singelyn           Vice President and Treasurer
Robert J. Abernethy         Director
Dann V. Angeloff            Director
William C. Baker            Director
Thomas J. Barrack Jr.       Director
Uri P. Harkham              Director
Daniel C. Staton            Director

         B. Wayne Hughes, age 68, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 65, has been employed by PSI for 24 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 59, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 42 became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities and is also the president of a firm that manufactures and distributes sweets. He is the son of
B. Wayne Hughes.

         John Reyes, age 41, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 63, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development until April 2001 when he became General Counsel. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 58, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi had responsibility for all of Public Storage's construction and maintenance activities until April 2001 when he was made responsible for special projects. Prior to joining the Company, he was a management consultant.

         W. David Ristig, age 53, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig is responsible for the Company's land acquisition and construction program. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         Anthony Grillo, age 46, became a Senior Vice President of the Company in November 2001. Mr. Grillo has been employed by the Company or a predecessor since 1981, and is currently Executive Vice President of the Property Management Division. Previously, Mr. Grillo held various other management positions in the Company's property management operations.

         A. Timothy Scott, age 50, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 40, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Robert J. Abernethy, age 62, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 66, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 68, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 54, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 53, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 49, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

         Pursuant to Articles 16 and 17 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 2-92009, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) At March 15, 2002, PSI beneficially owned more than 5% or more of the Units of the Partnership:

          Title                                                 Amount of              Percent
           of                Name and Address of               Beneficial                of
          Class               Beneficial Owner                 Ownership                Class
----------------------     ----------------------           -----------------          --------
Units of                   Public Storage, Inc.
Limited                    701 Western Avenue
Partnership Interest       Glendale, CA 91201 (1)            92,850 Units (1)           62.7%

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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 2001, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms. On April 19, 2002, as a result of a vote by Public Storage, each limited partnership unit will be converted into the right to receive a value of $596 in Public Storage Common Stock or, at the option of the unitholder, $596 in cash.

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

         During 2001, approximately $535,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 2001, the Partnership and the Joint Venture paid fees of $971,000 to PSI pursuant to the Management Agreement.

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

                                PS PARTNERS V, LTD.
                                a California Limited Partnership
Dated: March 29, 2002           By: Public Storage, Inc., General Partner

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

                Signature                                        Capacity                                    Date
------------------------------------        ---------------------------------------------               --------------
/s/ B. Wayne Hughes                         Chairman of the Board and Chief                             March 29, 2002
------------------------------------        Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                             General Partner (principal executive officer)


/s/ Harvey Lenkin                           President and Director                                      March 29, 2002
------------------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                          Senior Vice President and Director                          March 29, 2002
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                 March 29, 2002
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer           March 29, 2002
------------------------------------        of Public Storage, Inc. (principal financial
John Reyes                                  officer and principal accounting officer)

/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Robert J. Abernethy

                                            Director of Public Storage, Inc.
------------------------------------
Dann V. Angeloff

                                            Director of Public Storage, Inc.
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Daniel C. Staton

                                       20

                               PS PARTNERS V, LTD.
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                      Page
                                                                   References
PS Partners V, Ltd.
     Report of Independent Auditors                                    F-1
     Financial Statements and Schedule:
       Balance Sheets as of December 31, 2001 and 2000                 F-2
       For the years ended December 31, 2001, 2000 and 1999:
          Statements of Income                                         F-3
          Statements of Partners' Equity                               F-4
          Statements of Cash Flows                                     F-5
       Notes to Financial Statements                                F-6 - F-11
       Schedule
          Schedule III - Real Estate and Accumulated Depreciation  F-12 - F-13

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS Business Parks, Inc. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP V Joint Ventures
         Report of Independent Auditors F-14 Financial Statements: Balance Sheets as of December 31, 2001 and 2000 F-15 For the years ended December 31, 2001, 2000 and 1999:
              Statements of Income                                     F-16
              Statements of Partners' Equity                           F-17
              Statements of Cash Flows                                 F-18
         Notes to Financial Statements                             F-19 - F-23
         Schedule
              Schedule III - Real Estate and Accumulated
                Depreciation                                       F-24 - F-26

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners V, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners V, Ltd., a California Limited Partnership as of December 31, 2001 and 2000 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners V, Ltd., a California Limited Partnership, at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2002
Los Angeles, California

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                                          2001              2000
                                                                                   -------------------------------------

                                      ASSETS

Cash and cash equivalents                                                             $    2,374,000     $    2,300,000

Rent and other receivables                                                                    70,000            286,000

Real estate facility, at cost:
     Land                                                                                    574,000            574,000
     Buildings and equipment                                                               1,050,000          1,016,000
                                                                                   -------------------------------------
                                                                                           1,624,000          1,590,000

     Less accumulated depreciation                                                          (646,000)          (587,000)
                                                                                   -------------------------------------
                                                                                             978,000          1,003,000

Investment in real estate entities                                                        31,417,000         30,704,000

Other assets                                                                                  32,000             34,000
                                                                                   -------------------------------------

                                                                                      $   34,871,000     $   34,327,000
                                                                                   =====================================


                         LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                      $      175,000     $       78,000

Advance payments from renters                                                                  6,000              8,000

Partners' equity:
     Limited partners' equity, $500 per unit, 148,000
         units authorized, issued and outstanding                                         34,247,000         33,802,000
     General partners' equity                                                                443,000            439,000
                                                                                   -------------------------------------

             Total partners' equity                                                       34,690,000         34,241,000
                                                                                   -------------------------------------

                                                                                      $   34,871,000     $   34,327,000
                                                                                   =====================================

                            See accompanying notes.
                                      F-2

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                       2001               2000              1999
                                                                --------------------------------------------------------

REVENUE:

Rental income                                                     $       306,000    $       295,000    $       290,000
Equity in earnings of real estate entities                              5,659,000          5,022,000          3,792,000
Interest income                                                           145,000            188,000            117,000
                                                                --------------------------------------------------------
                                                                        6,110,000          5,505,000          4,199,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        113,000             95,000            104,000
Management fees                                                            19,000             18,000             17,000
Depreciation and amortization                                              59,000             53,000             55,000
Administrative                                                            124,000            158,000            137,000
                                                                --------------------------------------------------------
                                                                          315,000            324,000            313,000
                                                                --------------------------------------------------------

NET INCOME                                                        $     5,795,000    $     5,181,000    $     3,886,000
                                                                ========================================================

Limited partners' share of net income
     ($35.19, $30.85 and $21.99 per unit in
     2001, 2000 and 1999, respectively)                           $     5,208,000    $     4,566,000    $     3,254,000
General partners' share of net income                                     587,000            615,000            632,000
                                                                --------------------------------------------------------
                                                                  $     5,795,000    $     5,181,000    $     3,886,000
                                                                ========================================================

                            See accompanying notes.
                                      F-3

                               PS PARTNERS V, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                     Limited            General
                                                                     Partners           Partners            Total
                                                                --------------------------------------------------------

Balances at December 31, 1998                                     $    36,381,000    $       465,000    $    36,846,000

Net income                                                              3,254,000            632,000          3,886,000

Distributions                                                          (5,333,000)          (653,000)        (5,986,000)
                                                                --------------------------------------------------------

Balances at December 31, 1999                                          34,302,000            444,000         34,746,000

Net income                                                              4,566,000            615,000          5,181,000

Distributions                                                          (5,066,000)          (620,000)        (5,686,000)
                                                                --------------------------------------------------------

Balances at December 31, 2000                                          33,802,000            439,000         34,241,000

Net income                                                              5,208,000            587,000          5,795,000

Distributions                                                          (4,763,000)          (583,000)        (5,346,000)
                                                                --------------------------------------------------------

Balances at December 31, 2001                                     $    34,247,000    $       443,000    $    34,690,000
                                                                ========================================================

                            See accompanying notes.
                                      F-4

                               PS PARTNERS V, LTD.
                        A California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


                                                                            2001               2000               1999
                                                                      --------------------------------------------------------

Cash flows from operating activities:

    Net income                                                           $    5,795,000    $    5,181,000     $    3,886,000

    Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                            59,000            53,000             55,000
        Decrease (increase) in rent and other receivables                       216,000          (285,000)                 -
        Decrease (increase) in other assets                                       2,000           (32,000)             1,000
        Increase (decrease) in accounts payable                                  97,000           (42,000)            40,000
        (Decrease) increase in advance payments from renters                     (2,000)           (2,000)             1,000
        Equity in earnings of real estate entities                           (5,659,000)       (5,022,000)        (3,792,000)
                                                                      --------------------------------------------------------

             Total adjustments                                               (5,287,000)       (5,330,000)        (3,695,000)
                                                                      --------------------------------------------------------

             Net cash provided (used in) by operating activities                508,000          (149,000)           191,000
                                                                      --------------------------------------------------------

Cash flows provided by investing activities:

        Distributions from real estate entities                               4,946,000         5,878,000          5,393,000
        Additions to real estate facilities                                     (34,000)          (38,000)            (5,000)
                                                                      --------------------------------------------------------

             Net cash provided by investing activities                        4,912,000         5,840,000          5,388,000
                                                                      --------------------------------------------------------

Cash flows used in financing activities:

        Distributions to partners                                            (5,346,000)       (5,686,000)        (5,986,000)
                                                                      --------------------------------------------------------

             Net cash used in financing activities                           (5,346,000)       (5,686,000)        (5,986,000)
                                                                      --------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             74,000             5,000           (407,000)

Cash and cash equivalents at the beginning of the period                      2,300,000         2,295,000          2,702,000
                                                                      --------------------------------------------------------

Cash and cash equivalents at the end of the period                       $    2,374,000    $    2,300,000     $    2,295,000
                                                                      ========================================================

                            See accompanying notes.
                                       F-5

                              PS PARTNERS V, LTD.
                        A California Limited Partnership
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2001


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

                  The Partnership has ownership interests in 33 properties in 14 states (collectively referred to as the "Mini-Warehouse Properties"), which exclude two properties (one which was wholly owned by the Partnership, the other owned by SEI/PSP V Joint Ventures) transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. Thirty two of the properties are owned by SEI/PSP V Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 50% to 70.6%.

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $32.18, $34.23 and $36.03 per year during 2001, 2000 and 1999, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Partnership's financial statements.

1.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Recent Accounting Pronouncements and Guidance (Continued)
         ---------------------------------------------------------

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Partnership will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The adoption of SFAS 142 have no impact upon the Partnership's financial position or results of operations.

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Partnership's financial position or results of operations.

2.       Real Estate Facilities

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

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

3.       Investment in real estate entities

                 During 2001, 2000, and 1999, the Partnership recognized earnings from the Real Estate Entities of $5,659,000, $5,022,000 and $3,792,000, respectively, and received cash distributions totaling $4,946,000, $5,878,000, and $5,393,000, respectively from the Real
         Estate Entities. Equity in earnings for 2000 includes $208,000, representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                                    2001                   2000
                                                              --------------        ---------------
For the year ended December 31,
    Total revenues                                               $  187,452,000        $  166,721,000
    Minority interest in income                                      27,489,000            26,741,000
    Net income                                                       58,209,000            58,843,000

At December 31,
    Total assets, net of accumulated depreciation                $1,226,209,000        $  988,414,000
    Total liabilities                                               211,577,000            63,097,000
    Total minority interest                                         359,891,000           306,478,000
    Total equity                                                    654,741,000           618,839,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 2001 and at December 31, 2000, respectively, as compared to prior periods, is the result of additional properties purchased by PSBPLP during 2000 and 2001.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 2001, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

4.       General Partners' Equity

                  The General Partners have a 1% interest in the Partnership. In addition, the General Partners have a 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and refinancing proceeds. Proceeds from sales and refinancing will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded); thereafter, the General Partners have a 15% interest in remaining proceeds.

5.       Related Party Transactions

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2001, 2000 and 1999, the Partnership paid PSI $19,000, $18,000 and $17,000, respectively, pursuant to this management agreement.

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

                   Unaudited taxable net income was $8,229,000, $5,671,000 and $4,223,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8.       Supplementary Quarterly Financial Data (Unaudited)

                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2001      June 30, 2001     September 30, 2001     December 31, 2001
                               --------------     --------------     ------------------     -----------------
Rental Income                  $       69,000     $       81,000      $        81,000        $        75,000
Cost of Operations             $       34,000     $       34,000      $        31,000        $        33,000
Net Income                     $    1,373,000     $    1,473,000      $     1,482,000        $     1,467,000
Net Income Per Unit            $         8.49     $         9.12      $          9.17        $          8.41


                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000     December 31, 2000
                               --------------     --------------     ------------------     -----------------
Rental Income                  $       69,000     $       71,000      $        79,000        $        76,000
Cost of Operations             $       30,000     $       29,000      $        29,000        $        25,000
Net Income                     $    1,077,000     $    1,248,000      $     1,344,000        $     1,512,000
Net Income Per Unit            $         6.54     $         7.68      $          7.21        $          9.42

9.       Events Subsequent to December 31, 2001

                   On April 19, 2002, as a result of a vote by Public Storage, each limited partnership unit will be converted into the right to receive a value of $596 in Public Storage Common Stock or, at the option of the unitholder, $596 in cash.

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                       Costs
                                                           Initial Cost              subsequent
                                                  -------------------------------- to acquisition
    Date                                                            Building &       Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------

    7/86      Colorado Springs/ Hollow Tree            $574,000        $726,000        $324,000
                                                  =================================================

                                                                       Gross Carrying Amount
                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------

    7/86      Colorado Springs/ Hollow Tree            $574,000       $1,050,000      $1,624,000        $646,000
                                                  ================================================================

                               PS PARTNERS V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A) The following is a reconciliation of cost and related accumulated depreciation.

                       Gross Carrying Cost Reconciliation

                                                 Years Ended December 31,
                                            -----------------------------------
                                                  2001             2000
                                            -----------------------------------

Balance at beginning of the period            $   1,590,000    $   1,552,000

Additions during the period:
     Improvements, etc.                              34,000           38,000
                                            -----------------------------------

Balance at the close of the period            $   1,624,000    $   1,590,000
                                            ===================================


                    Accumulated Depreciation Reconciliation

                                                 Years Ended December 31,
                                            -----------------------------------
                                                  2001             2000
                                            -----------------------------------

Balance at beginning of the period            $     587,000    $     534,000

Additions during the period:
     Depreciation                                    59,000           53,000
                                            -----------------------------------

Balance at the close of the period            $     646,000    $     587,000
                                            ===================================

(B) The aggregate cost of real estate for Federal income tax purposes is $1,600,000 (unaudited).

                         Report of Independent Auditors



The Partners
SEI/PSP V Joint Ventures


We have audited the balance sheets of the SEI/PSP V Joint Ventures as of December 31, 2001 and 2000 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP V Joint Ventures at December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2002
Los Angeles, CA

                             SEI/PSP JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                                          2001               2000
                                                                                   --------------------------------------

                                      ASSETS


Cash and cash equivalents                                                              $     274,000       $     306,000

Rent and other receivables                                                                   449,000             141,000

Real estate facilities, at cost:
     Land                                                                                 15,525,000          15,525,000
     Buildings and equipment                                                              60,027,000          59,233,000
                                                                                   --------------------------------------
                                                                                          75,552,000          74,758,000

         Less accumulated depreciation                                                   (37,767,000)        (34,827,000)
                                                                                   --------------------------------------
                                                                                          37,785,000          39,931,000

Investment in real estate entity                                                          17,665,000          17,150,000

Other assets                                                                                  81,000             130,000
                                                                                   --------------------------------------

                                                                                       $  56,254,000       $  57,658,000
                                                                                   ======================================


                         LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                       $     939,000       $     947,000

Accrued construction costs                                                                         -           1,794,000

Advance payments from renters                                                                305,000             421,000

Partners' equity:
     PS Partners V, Ltd.                                                                  24,222,000          23,655,000
     Public Storage, Inc.                                                                 30,788,000          30,841,000
                                                                                   --------------------------------------

Total partners' equity                                                                    55,010,000          54,496,000
                                                                                   --------------------------------------

                                                                                       $  56,254,000       $  57,658,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                         2001              2000              1999
                                                                   ------------------------------------------------------

REVENUE:

Rental income                                                         $  15,871,000     $  14,798,000     $  14,349,000
Equity in earnings of real estate entity                                  1,190,000         1,289,000         1,051,000
                                                                   ------------------------------------------------------
                                                                         17,061,000        16,087,000        15,400,000
                                                                   ------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,830,000         4,716,000         4,552,000
Management fees                                                             952,000           888,000           861,000
Depreciation and amortization                                             2,940,000         2,821,000         2,862,000
                                                                   ------------------------------------------------------
                                                                          8,722,000         8,425,000         8,275,000
                                                                   ------------------------------------------------------


NET INCOME                                                            $   8,339,000     $   7,662,000     $   7,125,000
                                                                   ======================================================


Partners' share of net income:
          PS Partners V, Ltd.'s share                                 $   5,319,000     $   4,653,000     $   3,492,000
          Public Storage Inc.'s share                                     3,020,000         3,009,000         3,633,000
                                                                   ------------------------------------------------------
                                                                      $   8,339,000     $   7,662,000     $   7,125,000
                                                                   ======================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                   PS Partners        Public Storage
                                                                     V, Ltd.               Inc.               Total
                                                              -------------------------------------------------------------

Balances at December 31, 1998                                    $    26,379,000       $ 31,681,000        $   58,060,000

Net income                                                             3,492,000          3,633,000             7,125,000

Distributions                                                         (5,208,000)        (3,568,000)           (8,776,000)
                                                              -------------------------------------------------------------

Balances at December 31, 1999                                         24,663,000         31,746,000            56,409,000

Net income                                                             4,653,000          3,009,000             7,662,000

Distributions                                                         (5,661,000)        (3,914,000)           (9,575,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2000                                         23,655,000         30,841,000            54,496,000

Net income                                                             5,319,000          3,020,000             8,339,000

Distributions                                                         (4,752,000)        (3,073,000)           (7,825,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2001                                    $    24,222,000       $ 30,788,000        $   55,010,000
                                                              =============================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                              2001            2000            1999
                                                                        -------------------------------------------------

Cash flows from operating activities:

Net income                                                                $   8,339,000    $   7,662,000   $   7,125,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        2,940,000        2,821,000       2,862,000
         Increase in rent and other receivables                                (308,000)         (33,000)        (19,000)
         Decrease (increase) in other assets                                     49,000           (7,000)          2,000
         (Decrease) increase in accounts payable                                 (8,000)         142,000         (61,000)
         (Decrease) increase in accrued construction costs                   (1,794,000)       1,794,000               -
         (Decrease) increase in advance payments from renters                  (116,000)          16,000         (10,000)
         Equity in earnings of real estate entity                            (1,190,000)      (1,289,000)     (1,051,000)
                                                                        -------------------------------------------------

              Total adjustments                                                (427,000)       3,444,000       1,723,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                       7,912,000       11,106,000       8,848,000
                                                                        -------------------------------------------------

Cash flows (used in) provided by investing activities:

         Distributions from real estate entity                                  675,000          651,000         649,000
         Additions to real estate facilities                                   (794,000)      (2,197,000)       (712,000)
                                                                        -------------------------------------------------

              Net cash (used in) provided by investing activities              (119,000)      (1,546,000)        (63,000)
                                                                        -------------------------------------------------

Cash flows used in financing activities:

         Distributions to partners                                           (7,825,000)      (9,575,000)     (8,776,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                          (7,825,000)      (9,575,000)     (8,776,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (32,000)         (15,000)          9,000

Cash and cash equivalents at the beginning of the period                        306,000          321,000         312,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                        $     274,000    $     306,000   $     312,000
                                                                        =================================================

                            See accompanying notes.
                                      F-18

                            SEI/PSP V JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

         Revenue and Expense Recognition
         -------------------------------

                  Property rents are recognized as earned. Advertising costs of $766,000, $585,000 and $486,000 in 2001, 2000 and 1999, respectively, are expensed as incurred.

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Accrued Construction Costs
         --------------------------

                  During 2000, the Joint Venture expanded its San Antonio - Hackberry St. real estate facility for a cost of $1,794,000. The construction costs were paid to an affiliate in the first quarter of 2001, and were presented as "Accrued Construction Costs" at December 31, 2000. Concurrent with the payment of construction costs in the first quarter of 2001, PSI made a capital contribution of $603,000 and the Partnership made a capital contribution of $1,191,000, representing their respective ownership interest in the property.

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," (`SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Joint Venture adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Joint Venture's financial statements.

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Joint Venture will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The adoption of SFAS 142 had no impact upon the Joint Venture's financial position or results of operations.

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Joint Venture expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Joint Venture's financial position or results of operations.

3.       Real Estate Facilities

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

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

4.       Investment in Real Estate Entity

                  In 2001, 2000, and 1999, the Joint Venture recognized $1,190,000, $1,289,000, and $1,051,000, respectively, in equity in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                                 2001                  2000
                                                                          -----------------      -----------------
    For the year ended December 31,
        Total revenues                                                    $     170,391,000       $    150,634,000
        Minority interest in income                                              27,489,000             26,741,000
        Net income                                                               49,870,000             51,181,000

    At December 31,
        Total assets, net of accumulated depreciation                     $   1,169,955,000       $    930,756,000
        Total liabilities                                                       210,333,000             59,935,000
        Total minority interest                                                 359,891,000            306,478,000
        Total equity                                                            599,731,000            564,343,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 2001 and at December 31, 2000, respectively, as compared to prior periods, is the result of additional properties purchased by PSBPLP during 2000 and 2001.

                  PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2001, 2000 and 1999, the Joint Venture paid PSI $952,000 $888,000 and $861,000, respectively, pursuant to this management agreement.

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

                  Unaudited taxable net income was $7,236,000, $6,215,000 and $5,711,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8.       Events Subsequent to December 31, 2001

                  On April 19, 2002, as a result of a vote by Public Storage, each limited partnership unit will be converted into the right to receive a value of $596 in Public Storage Common Stock or, at the option of the unitholder, $596 in cash.

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------
10/85         San Antonio/ Wetmore Rd.                 $306,000      $1,079,000         $463,000
10/85         San Antonio/ Callaghan                    288,000       1,016,000          394,000
10/85         San Antonio/ Zarzamora                    364,000       1,281,000          525,000
10/85         San Antonio/ Hackberry                    388,000       1,367,000        2,227,000
10/85         San Antonio/ Fredericksburg               287,000       1,009,000          447,000
10/85         Dallas/ S. Westmoreland                   474,000       1,670,000          246,000
10/85         Dallas/ Alvin St.                         359,000       1,266,000          222,000
10/85         Fort Worth/ W. Beach St.                  356,000       1,252,000          198,000
10/85         Fort Worth/ E. Seminary                   382,000       1,346,000          207,000
10/85         Fort Worth/ Cockrell St.                  323,000       1,136,000          223,000
11/85         Everett/ Evergreen                        706,000       2,294,000          533,000
11/85         Seattle/ Empire Way                     1,652,000       5,348,000          734,000
12/85         Amherst/ Niagra Falls                     132,000         701,000          282,000
12/85         West Sams Blvd.                           164,000       1,159,000         (216,000)
3/86          Jacksonville/ Wiley                       140,000         510,000          314,000
12/85          MacArthur Rd.                            204,000       1,628,000          198,000
2/86          Costa Mesa/ Pomona                      1,405,000       1,520,000          406,000
12/85         Brockton/ Main                            153,000       2,020,000         (162,000)
1/86          Mapleshade/ Rudderow                      362,000       1,811,000          364,000
1/86          Bordentown/ Groveville                    196,000         981,000          214,000
12/85         Eatontown/ Hwy 35                         308,000       4,067,000          560,000
2/86          Brea/ Imperial Hwy                      1,069,000       2,165,000          444,000
12/85         Denver/ Leetsdale                         603,000         847,000          246,000
2/86          Skokie/ McCormick                         638,000       1,912,000          297,000
1/86          Sun Valley/ Sheldon                       544,000       1,836,000          383,000
3/86          St. Louis/ Forder                         517,000       1,133,000          309,000
1/86          Las Vegas/ Highland                       432,000         848,000          257,000
5/86          Westlake Village                        1,205,000         995,000          236,000

                                                                       Gross Carrying Amount
                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------
10/85         San Antonio/ Wetmore Rd.                 $306,000       $1,542,000      $1,848,000        $996,000
10/85         San Antonio/ Callaghan                    288,000        1,410,000       1,698,000         918,000
10/85         San Antonio/ Zarzamora                    364,000        1,806,000       2,170,000       1,123,000
10/85         San Antonio/ Hackberry                    389,000        3,593,000       3,982,000       1,200,000
10/85         San Antonio/ Fredericksburg               287,000        1,456,000       1,743,000         953,000
10/85         Dallas/ S. Westmoreland                   474,000        1,916,000       2,390,000       1,244,000
10/85         Dallas/ Alvin St.                         359,000        1,488,000       1,847,000         972,000
10/85         Fort Worth/ W. Beach St.                  356,000        1,450,000       1,806,000         950,000
10/85         Fort Worth/ E. Seminary                   382,000        1,553,000       1,935,000       1,024,000
10/85         Fort Worth/ Cockrell St.                  323,000        1,359,000       1,682,000         889,000
11/85         Everett/ Evergreen                        706,000        2,827,000       3,533,000       1,925,000
11/85         Seattle/ Empire Way                     1,652,000        6,082,000       7,734,000       3,981,000
12/85         Amherst/ Niagra Falls                     132,000          983,000       1,115,000         659,000
12/85         West Sams Blvd.                           164,000          943,000       1,107,000         627,000
3/86          Jacksonville/ Wiley                       140,000          824,000         964,000         521,000
12/85          MacArthur Rd.                            204,000        1,826,000       2,030,000       1,175,000
2/86          Costa Mesa/ Pomona                      1,405,000        1,926,000       3,331,000       1,250,000
12/85         Brockton/ Main                            153,000        1,858,000       2,011,000       1,195,000
1/86          Mapleshade/ Rudderow                      362,000        2,175,000       2,537,000       1,367,000
1/86          Bordentown/ Groveville                    196,000        1,195,000       1,391,000         754,000
12/85         Eatontown/ Hwy 35                         308,000        4,627,000       4,935,000       2,984,000
2/86          Brea/ Imperial Hwy                      1,069,000        2,609,000       3,678,000       1,679,000
12/85         Denver/ Leetsdale                         603,000        1,093,000       1,696,000         704,000
2/86          Skokie/ McCormick                         638,000        2,209,000       2,847,000       1,394,000
1/86          Sun Valley/ Sheldon                       544,000        2,219,000       2,763,000       1,454,000
3/86          St. Louis/ Forder                         517,000        1,442,000       1,959,000         921,000
1/86          Las Vegas/ Highland                       432,000        1,105,000       1,537,000         729,000
5/86          Westlake Village                        1,205,000        1,231,000       2,436,000         795,000

                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------
2/86          Colorado Springs/ Sinton                 $535,000      $1,115,000         $351,000
2/86          Oklahoma City/ Penn                       146,000         829,000          205,000
2/86          Oklahoma City/ 39th Expressway            238,000         812,000          354,000
4/86          Reno/ Telegraph                           649,000       1,051,000          562,000
                                                  -------------------------------------------------


                      TOTAL                         $15,525,000     $48,004,000      $12,023,000
                                                  =================================================

                                                                       Gross Carrying Amount
                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------
2/86          Colorado Springs/ Sinton                 $535,000       $1,466,000      $2,001,000        $888,000
2/86          Oklahoma City/ Penn                       146,000        1,034,000       1,180,000         659,000
2/86          Oklahoma City/ 39th Expressway            238,000        1,166,000       1,404,000         769,000
4/86          Reno/ Telegraph                           648,000        1,614,000       2,262,000       1,068,000
                                                  ----------------------------------------------------------------


                      TOTAL                         $15,525,000      $60,027,000     $75,552,000     $37,767,000
                                                  ================================================================

                            SEI/PSP V JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A) The following is a reconciliation of cost and related accumulated depreciation.

                       Gross Carrying Cost Reconciliation

                                               Years Ended December 31,
                                          -----------------------------------
                                                2001             2000
                                          -----------------------------------

Balance at beginning of the period          $   74,758,00    $  72,561,000

Additions during the period:
     Improvements, etc.                           794,000        2,197,000
                                          -----------------------------------

Balance at the close of the period          $  75,552,000    $  74,758,000
                                          ===================================


                    Accumulated Depreciation Reconciliation

                                               Years Ended December 31,
                                          -----------------------------------
                                                2001             2000
                                          -----------------------------------

Balance at beginning of the period          $  34,827,000    $  32,006,000

Additions during the period:
     Depreciation                               2,940,000        2,821,000
                                          -----------------------------------

Balance at the close of the period          $  37,767,000    $  34,827,000
                                          ===================================

(B) The aggregate cost of real estate for Federal income tax purposes is $76,005,000 (unaudited).